Form 10-Q
period 2007-09-30
TRANS1 INC
filed 2007-11-30
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to
Commission File Number 001-33744
TRANS1 INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0909022 (I.R.S. employer identification no.)
411 LANDMARK DRIVE, WILMINGTON, NC 28412-6303
(Address of principal executive office) (Zip code)
(910) 332-1700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the registrant’s common stock outstanding as of November 26, 2007 was 19,785,132 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
TranS1 Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006

Revenue	$4,327	$1,367	$11,514	$3,528
Cost of revenue	754	334	2,213	949

Gross profit	3,573	1,033	9,301	2,579

Operating expenses:
Research and development	1,320	1,025	3,599	3,118
Sales and marketing	3,780	2,368	10,616	6,318
General and administrative	812	293	1,895	917

Total operating expenses	5,912	3,686	16,110	10,353

Operating loss	(2,339)	(2,653)	(6,809)	(7,774)
Interest income	125	248	468	776

Net loss	$(2,214)	$(2,405)	$(6,341)	$(6,998)

Net loss per common share — basic and diluted	$(0.87)	$(0.99)	$(2.54)	$(2.89)

Weighted average common shares outstanding — basic and diluted	2,549	2,421	2,495	2,419

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$5,304	$5,034
Short-term investments	2,067	9,928
Accounts receivable, net	3,822	1,620
Inventory	3,703	2,080
Prepaid expenses and other assets	386	230

Total current assets	15,282	18,892
Property and equipment, net	1,115	1,112
Deferred financing costs	1,214	—

Total assets	$17,611	$20,004

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,842	$843
Accrued expenses	1,667	601

Total current liabilities	3,509	1,444

Preferred stock	40,089	40,089
Commitments
Stockholders’ deficit:
Common stock	—	—
Additional paid-in capital	2,666	820
Notes receivable for common stock	—	(38)
Accumulated deficit	(28,653)	(22,311)

Total stockholders’ deficit	(25,987)	(21,529)

Total liabilities and stockholders’ deficit	$17,611	$20,004

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended Sept. 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(6,341)	$(6,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	410	151
Stock-based compensation	1,774	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,199)	(384)
Increase in inventory	(1,623)	(1,120)
(Increase) decrease in prepaid expenses	(154)	(71)
Increase (decrease) in accounts payable	1,001	237
Increase in accrued liabilities	1,062	329

Net cash used in operating activities	(6,070)	(7,856)

Cash flows from investing activities:
Purchase of property and equipment	(414)	(384)
Purchases of short-term investments	(2,783)	(10,130)
Sales of short-term investments	10,644	8,090

Net cash provided by (used in) investing activities	7,447	(2,424)

Cash flows from financing activities:
Proceeds from issuance of common stock	107	—
Deferred financing costs	(1,214)	—

Net cash used in financing activities	(1,107)	—

Net increase (decrease) in cash and cash equivalents	270	(10,280)
Cash and cash equivalents, beginning of period	5,034	20,544

Cash and cash equivalents, end of period	$5,304	$10,264

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine and operates in one business segment. The Company has developed and currently markets in the United States and Europe two single-level fusion products, AxiaLIF® and AxiaLIF 360°TM. In addition, the Company has developed and currently markets in Europe a two-level fusion product, AxiaLIF 2LTM, which has not yet been cleared or approved in the United States. All of the Company’s products are delivered using its TranS1 approach. The AxiaLIF product was commercially released in January 2005, the AxiaLIF 360° product was commercially released in July 2006 and the AxiaLIF 2L product was commercially released in Europe in the fourth quarter of 2006. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and to independent distributors in Europe.
The Company owns trademark registrations for the marks TranS1® and AxiaLIF® in the United States and the European Union. The Company owns six pending United States trademark applications in the United States for the following marks: 3D Axial RodTM, TranS1 StructsureTM, AxiaLIF 2LTM, AxiaLIF 360°TM, PNRTM and TranS1 PDRTM, and two pending trademark applications in the European Union for the marks AxiaLIF 2L and AxiaLIF 360°.
2. Basis of presentation
The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Regulation S-X of the Securities and Exchange Commission or SEC. The consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate specifically to inventory reserves, stock-based compensation and accrued expenses. Actual results could differ from those estimates. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value,

establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS 159 will have on its financial statements.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
3. Subsequent events
On October 5, 2007, the Company’s Board of Directors approved an amendment to the Company’s existing certificate of incorporation effecting a 0.9-for-1 reverse stock split and reducing the authorized number of shares of common stock and preferred stock to 17,100,000 and 10,793,165, respectively. All share and per share information in the accompanying financial statements and notes to the financial statements has been retroactively restated to reflect the effect of the reverse stock split.
On October 22, 2007, all of the outstanding preferred shares were converted into 10,793,165 common shares.
On October 22, 2007, the Company completed its initial public offering of 6,325,000 shares of common stock, at an offering price of $15.00 per share. The net proceeds of this offering, after deducting the underwriting discounts, commissions and offering expenses, were approximately $86.2 million.
4. Income taxes
No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.
In July 2006, the FASB issued FASB Interpretation No. 48 or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 had no impact on the Company’s financial statements. However, at the adoption date of January 1, 2007, the Company had $1,043,000 of unrecognized deferred tax benefits, all of which was subject to a full valuation allowance, which effectively reduced the deferred tax benefits to $0, since realization of these benefits could not be reasonably assured. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007 and September 30, 2007, the Company had no accrued interest or tax penalties recorded.
5. Income (loss) per share
Basic net loss per common share, or Basic EPS, is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share, or Diluted EPS, is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options and conversion of convertible preferred stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Convertible preferred stock	10,793,165	10,793,165	10,793,165	10,793,165
Weighted average stock options outstanding	2,124,134	1,106,301	1,856,215	1,107,158
6. Accounts receivable, net
The following table presents the components of accounts receivable:

	September 30,	December 31,
	2007	2006
	(In thousands)

Gross accounts receivable	$3,880	$1,649
Allowance for uncollectible accounts	(58)	(29)

Total accounts receivable, net	$3,822	$1,620

7. Inventories
The following table presents the components of inventories:

	September 30,	December 31,
	2007	2006
	(In thousands)

Finished goods	$1,527	$853
Work-in-process	1,968	1,080
Raw materials	208	147

Total inventories	$3,703	$2,080

8. Accrued Expenses
Accrued expense consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Legal and professional fees	$726	$148
Commissions	345	209
Bonuses	359	167
Other	237	77

Total accrued expenses	$1,667	$601

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report and in the financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Financial Statements” included in our prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, or the Securities Act, in connection with our initial public offering of common stock. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine. Using this TranS1 approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the degenerative disc. We developed our TranS1 approach to allow spine surgeons to access and treat degenerative lumbar discs without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, short procedure times, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°. In addition, we have developed and currently market in Europe a two-level fusion product, AxiaLIF 2L, which has not yet been cleared in the United States. All of our products are delivered using our TranS1 approach.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received FDA 510(k) clearance for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We further received FDA 510(k) clearance for our AxiaLIF 360° product in the United States in the third quarter of 2005 and began commercialization in the United States in the third quarter of 2006. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. For AxiaLIF 360°, we received a CE mark in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We currently sell our products through a direct sales force and independent sales agents in the United States and independent distributors in Europe.
We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which allows us to compete with larger volume manufacturers of spine surgery products.
Since inception, we have been unprofitable. As of September 30, 2007, we had an accumulated deficit of $28.7 million.
We expect to continue to invest in creating a sales and marketing infrastructure for our AxiaLIF and AxiaLIF 360° products in order to gain wider acceptance for these products. We also expect to continue to invest in research and development and related clinical trials. As a result, we will need to generate significant revenue in order to achieve profitability.
Financial Operations
Revenue
We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative disc disease. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. In the United States, our procedure kits and implants are shipped from inventories at our facility to our direct sales force or independent sales agents for delivery to the hospital or surgical center. We invoice hospitals and surgical centers and revenue is recognized upon notification of product use or implantation. In Europe, we determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and accordingly revenue is recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.
Cost of Revenue
Cost of revenue consists primarily of material and overhead costs related to our AxiaLIF and AxiaLIF 360° instruments and implants. Cost of revenue also includes facilities-related costs, such as rent, utilities and depreciation.

Research and Development
Research and development expenses consist primarily of personnel costs, including stock-based compensation expense, within our product development, regulatory and clinical functions and the costs of clinical studies and product development projects. Research and development expense also includes legal expenses related to the development and protection of our intellectual property portfolio and facilities-related costs. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.
Sales and Marketing
Sales and marketing expenses consist of personnel costs, including stock-based compensation expense, sales commissions paid to our direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities, and participation in medical conferences. In future periods, we expect sales and marketing expenses to increase as we expand our sales and marketing efforts.
General and Administrative
General and administrative expenses consist of personnel costs, including stock-based compensation, related to the executive, finance, information technology and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses. We expect general and administrative expenses to increase as we grow our business and as we incur additional professional fees and increased insurance costs related to operating as a public company.
Interest Income (Expense)
Interest income (expense) is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities.
Results of Operations
Comparison of Three Months and Nine Months Ended September 30, 2006 and 2007
Revenue. Revenue increased from $1.4 million in the three months ended September 30, 2006 to $4.3 million in the three months ended September 30, 2007 and from $3.5 million in the nine months ended September 30, 2006 to $11.5 million in the nine months ended September 30, 2007. The increases in revenue for the comparable three and nine month periods were primarily attributable to increases in the number of products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360° products, and increased average selling prices, as discussed below. In the three and nine months ended September 30, 2007, we recorded 409 and 1,128 domestic AxiaLIF procedures, respectively, as compared with 149 and 417 domestic AxiaLIF procedures for the comparable periods of 2006. Sales of our AxiaLIF 360° product, which began commercialization in the United States in the third quarter of 2006, increased from six procedures for the three and nine months ended September 30, 2006 to 190 and 471 procedures for the three and nine months ended September 30, 2007, respectively. As a result, average selling prices in the United States increased from approximately $8,100 and $8,000 for the three and nine months ended September 30, 2006, respectively to approximately $9,500 and $9,300, respectively, for the comparable periods in 2007. Our AxiaLIF 360° product has not yet begun commercialization outside the United States and although our AxiaLIF 2L began commercialization outside the United States in the fourth quarter of 2006, we did not generate significant revenues from the AxiaLIF 2L in the three or nine months ended September 30, 2007. Revenue generated outside the United States increased from $159,000 and $177,000 in the three and nine months ended September 30, 2006, respectively, to $432,000 and $978,000 in the comparable periods of 2007. In the three and nine months ended September 30, 2006, 88% and 95%, respectively, of revenue was generated in the United States, as compared with 90% and 92%, respectively, for the comparable periods of 2007.
For the three months ending December 31, 2007, we anticipate revenue to be in the range of $4.5 million to $4.7 million, and based on estimated average shares outstanding for the three months of approximately 16,739,000, the loss per share to be in the range of $(0.13) to $(0.11).
Cost of Revenue. Cost of revenue increased from $334,000 in the three months ended September 30, 2006 to $754,000 in the three months ended September 30, 2007 and from $949,000 in the nine months ended September 30, 2006 to $2.2 million in the nine months ended September 30, 2007. The increases in cost of revenue for the comparable three and nine month periods were primarily due to higher material and overhead costs associated with increased sales volumes for our AxiaLIF and AxiaLIF 360° products. As a percentage of revenue, cost of revenue decreased from 24.4% in the three months ended September 30, 2006 to 17.4% in the three months ended September 30, 2007, and from 26.9% in the nine months ended September 30, 2006 to 19.2% in the nine months ended September 30, 2007. The decreases in cost of revenue as a percentage of revenue were primarily the result of increased efficiencies associated with higher production and sales volumes.
Research and Development. Research and development expenses increased from $1.0 million in the three months ended September 30, 2006 to $1.3 million in the three months ended September 30, 2007. The increase was primarily the result of an increase in personnel related costs, including stock based compensation, of $212,000 and an increase in legal costs of $141,000 related to the enhancement and protection of our intellectual property portfolio, partially offset by a reduction in spending on project related research and development and clinical trials of $94,000. Research and development costs increased from $3.1 million in the nine months ended September 30, 2006 to $3.6 million in the nine months ended September 30, 2007. The increase was primarily the result of increased personnel related costs, including stock based compensation, of $408,000 and an increase in legal costs of $491,000 related to the enhancement and protection of our intellectual property portfolio, partially offset by a reduction in spending on project related research and development and clinical trials of $407,000.
Sales and Marketing. Sales and marketing expenses increased from $2.4 million in the three months ended September 30, 2006 to $3.8 million in the three months ended September 30, 2007. The increase was primarily the result of an increase in personnel related costs, including sales commissions and stock based compensation expenses, of $1.3 million, as we continued to grow our sales and marketing organization in conjunction with increased product sales. Sales and marketing expenses increased from $6.3 million in the nine months ended September 30, 2006 to $10.6 million in the nine months ended September 30, 2007. The increase was primarily the result of an increase in personnel related costs, including sales commissions and stock based compensation expenses, of $3.7 million as we continued to grow our sales and marketing organization in conjunction with increased product sales, increased training costs of $219,000 and increased cost for trade shows, advertising and promotions of $113,000.

General and Administrative. General and administrative expenses increased from $293,000 in the three months ended September 30, 2006 to $812,000 in the three months ended September 30, 2007. The increase was primarily attributable to increased personnel related costs, including stock based compensation expenses, of $208,000, increased professional fees related to planning and preparation for our initial public offering of common stock of $185,000 and increased occupancy cost of $89,000. General and administrative expenses increased from $917,000 in the nine months ended September 30, 2006 to $1.9 million in the nine months ended September 30, 2007. The increase was primarily attributable to increased personnel related costs, including stock based compensation expenses, of $368,000, increased professional fees related to planning and preparation for our initial public offering of $359,000 and increased occupancy costs of $151,000.
Interest Income (Expense). Interest income decreased from $248,000 in the three months ended September 30, 2006 to $125,000 in the three months ended September 30, 2007 and from $776,000 in the nine months ended September 30, 2006 to $468,000 in the nine months ended September 30, 2007. These decreases in interest income for the comparable three and nine month periods were primarily the result of lower cash and short term investment balances earning interest in each of the periods because we continue to operate in a net loss position and to be cash flow negative as we grow and invest in our business.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of September 30, 2007, we had an accumulated deficit of $28.7 million. We have not yet achieved profitability and anticipate that we will continue to incur losses in the short term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. Until the date of our initial public offering of common stock, which closed on October 22, 2007, our operations had been funded primarily with proceeds from the sale of preferred stock, the gross proceeds of which were $40.5 million. Upon completion of our initial public offering, we received approximately $86.2 million in net proceeds, after deducting the underwriting discounts, commissions and offering expenses.
As of September 30, 2007, we did not have any outstanding debt financing arrangements, we had working capital of $13.0 million and our primary source of liquidity was $7.4 million in cash, cash equivalents and investments. We currently invest our cash and cash equivalents primarily in money market funds and high grade commercial paper. We currently place our short-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds and commercial paper.
Cash, cash equivalents and short-term investments decreased from $15.0 million at December 31, 2006 to $7.4 million at September 30, 2007. The decrease of $7.6 million was primarily driven by cash used in operations of $7.3 million, including cash payments of $1.2 million relating to our initial public offering, and purchases of property and equipment of $414,000.

Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $6.1 million for the nine months ended September 30, 2007. The net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash items, such as depreciation and stock based compensation expense, and increases in working capital requirements to support the introduction of our AxiaLIF product. The increases in working capital requirements were driven by the growth in inventories to support forecasted demand and the increases in accounts receivable resulting from increasing revenues exceeding cash inflow from customer collections.
Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities in the nine months ended September 30, 2007 was $7.4 million. Net cash provided by investing activities reflected the purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities, and purchases or sales and maturities of short-term investments.
Net Cash Used In Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2007 was $1,107,000, primarily related to cash payments of $1.2 million relating to our initial public offering, partially offset by proceeds from the issuance of shares of our common stock. Upon completion of our initial public offering on October 22, 2007 we issued 6,325,000 shares of common stock, resulting in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses, of approximately $86.2 million.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash and cash equivalents at September 30, 2007, together with the approximately $86.2 million in net proceeds from our Initial Public Offering and the interest that can be earned on these balances, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property portfolio. We may need to obtain additional funding to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b)(4) of the Securities Act in connection with our initial public offering of common stock. There have been no material changes in any of our accounting policies since October 17, 2007.
New Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect SFAS 159 will have on its financial statements.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at September 30, 2007 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2007, we have not used derivative instruments or engaged in hedging activities.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2007. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

Risks Related to Our Business
To be commercially successful, spine surgeons must accept that our products are a safe and effective alternative to existing surgical treatments of certain spine disorders.
Our revenue is derived entirely from sales of our AxiaLIF products and related surgical instruments. We expect that sales of our AxiaLIF products will continue to account for substantially all of our revenues for the foreseeable future. We believe spine surgeons may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that our products provide a safe and effective alternative to conventional procedures used to treat certain spine disorders. Spine surgeons may be slow to adopt our technology for the following reasons, among others:
•	lack of long-term clinical data supporting additional patient benefits;

•	lack of experience with our products;

•	lack of evidence supporting cost savings of our procedure over existing surgical alternatives;

•	perceived liability risks generally associated with the use of new products and procedures;

•	training time required to use a new product; and

•	availability of adequate coverage and reimbursement for hospitals and surgeons.
If we are unable to effectively demonstrate to spine surgeons the benefits of our products as compared to existing surgical treatments of spine disorders and our products fail to achieve market acceptance, our future revenues will be adversely impacted. In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from these spine surgeons or have favorable long-term clinical data, spine surgeons may not use our products and our future revenues will be harmed and our stock price would likely decline.
The efficacy of our products is not yet supported by long-term clinical data and may therefore prove to be less effective than initially thought.
We obtained 510(k) clearance to manufacture, market and sell all of our currently marketed products from the FDA. The FDA’s 510(k) clearance process is less costly and rigorous than the premarket approval, or PMA, process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of our AxiaLIF and AxiaLIF 360° products and the benefits they offer that might have been generated in connection with the PMA process. In addition, we may determine from post-market experience that certain patient characteristics, such as age or preexisting medical conditions, could affect fusion rates, which could lead to misleading or contradictory data on the efficacy of our products. For these reasons, spine surgeons may be slow to adopt our products. Also, we may not be able to generate the comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, any long-term safety or efficacy data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy. These results could reduce demand for our products, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal and regulatory liability and harm to our business reputation.

Our future growth depends on increasing physician awareness of our TranS1 approach and our related products for appropriate treatment, intervention and referral.
We target our sales and education efforts to spine surgeons. However, the initial point of contact for many patients may be primary care physicians who commonly treat patients experiencing lower lumbar spine pain. We believe that we must educate physicians to change their screening and referral practices. If we do not educate referring physicians about lower lumbar spine conditions in general, and the existence of the TranS1 approach and our related products in particular, they may not refer patients who are candidates for the procedures utilizing our TranS1 approach to spine surgeons, and those patients may go untreated or receive conservative, non-operative therapies. If we are not successful in educating physicians about screening for lower lumbar spine conditions or about referral opportunities, our ability to increase our revenue may be impaired.
We have a limited operating history and have incurred losses since inception and we expect to incur increasing losses for the foreseeable future. We may never achieve or sustain profitability.
We were incorporated in May 2000 and began commercial sales of our products in early 2005. We have incurred net losses since our inception and through September 30, 2007, we had an accumulated deficit of $28.7 million. To date, we have financed our operations primarily through private placements of our equity securities and have devoted substantially all of our resources to research and development of our products and the commercial launch of our AxiaLIF products. We expect our expenses to increase significantly in connection with our additional clinical trials and research and development activities, as well as to support the expansion of our sales and marketing efforts. Additionally, following our initial public offering, our general and administrative expense will increase due to the additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity and we may never achieve or sustain profitability.
We are in a highly competitive market segment, which is subject to rapid technological change. If our competitors are better able to develop and market products that are safer, more effective, less costly or otherwise more attractive than any products that we may develop, our ability to generate revenue will be reduced or eliminated.
The market for treatment of spine disorders is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of spine disorders. We face competition from both established and development stage companies. Many of the companies developing or marketing competing products are publicly traded or are divisions of publicly-traded companies, and these companies enjoy several competitive advantages, including:
•	greater financial and human resources for product development, sales and marketing and patent litigation;

•	significantly greater name recognition;

•	established relationships with spine surgeons, customers and third-party payors;

•	additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage;

•	established sales and marketing, and distribution networks; and

•	greater experience in conducting research and development, manufacturing, clinical trials, preparing regulatory submissions and obtaining regulatory clearance or approval for products and marketing approved products.
Our competitors may develop and patent processes or products earlier than us, obtain regulatory clearance or approvals for competing products more rapidly than us, and develop more effective or less expensive products or technologies that render our technology or products obsolete or non-competitive. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies and technology licenses complementary to our products or advantageous to our business. If our competitors are more successful than us in these matters, our business may be harmed.
Our failure to continue building effective sales and marketing capabilities for our products could significantly impair our ability to increase sales of our products.
We commercially launched our AxiaLIF product in 2005 and our AxiaLIF 360° product in 2006 and have limited experience marketing and selling our products. We utilize a hybrid model of independent sales agents and direct sales representatives for product sales in the United States and rely solely on third-party distributors for international sales. As of September 30, 2007, we employed 23 direct sales representatives and expect that we will need to increase that number significantly to continue to grow our business. We have limited experience managing a direct sales force, which can be an expensive and time consuming process. If we are unable to sufficiently increase the number of direct sales representatives and efficiently manage those individuals, our sales will suffer. We also rely on marketing arrangements with independent sales agents in the United States and independent distributors in Europe, in particular their sales and service expertise and relationships with the customers in the marketplace. We do not control, nor monitor the marketing practices of, our independent sales agents or distributors and they may not be successful in implementing our marketing plans or complying with applicable laws regarding marketing practices. Independent distributors and sales agents may terminate their relationship with us, or devote insufficient sales efforts to our products. Our failure to maintain our existing relationships with our independent sales agents or distributors, or our failure to recruit and retain additional skilled independent sales distributors and sales agents or directly-employed sales professionals, could have an adverse effect on our operations.
The demand for our products and the prices which customers and patients are willing to pay for our products depend upon the ability of our customers to obtain adequate third-party coverage and reimbursement for their purchases of our products.
Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the United States, healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the AxiaLIF procedure. While our currently marketed products are eligible for reimbursement in the United States, if surgical procedures utilizing our products are performed on an outpatient basis, it is possible that private payors may no longer provide reimbursement for our products without further supporting data on our procedure. Any delays in obtaining, or an inability to obtain, adequate coverage or reimbursement for procedures using our products could significantly affect the acceptance of our products and have a material adverse effect on our business. Additionally, third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.
With respect to coverage and reimbursement outside of the United States, reimbursement systems in international markets vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis and can take up to 18 months, or longer. Many international markets have government-managed healthcare systems that govern reimbursement for new devices and procedures. In most markets, there are private insurance systems as well as government-managed systems. Additionally, some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. Reimbursement in international markets may require us to undertake country-specific reimbursement activities, including additional clinical studies, which could be time consuming, expensive and may not yield acceptable reimbursement rates.
Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. These cost-control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, requiring pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for medical devices. In addition, in the United States, no uniform policy of coverage and reimbursement for medical technology exists among all these payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside the United States or outside, to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures that healthcare providers are instituting both in the United States and internationally could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.
Our future success depends on our ability to timely develop, receive regulatory clearance or approval, and introduce new products or product enhancements that will be accepted by the market.
It is important to our business that we continue to build a more complete product offering for treatment of spine disorders. As such, our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products or our future products, or these products may not be accepted by spine surgeons or the payors who financially support many of the procedures performed with our products.

The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•	properly identify and anticipate spine surgeon and patient needs;

•	develop and introduce new products or product enhancements in a timely manner;

•	avoid infringing upon the intellectual property rights of third parties;

•	demonstrate, if required, the safety and efficacy of new products with data from preclinical studies and clinical trials;

•	obtain the necessary regulatory clearances or approvals for new products or product enhancements;

•	be fully FDA-compliant with marketing of new devices or modified products;

•	provide adequate training to potential users of our products;

•	receive adequate coverage and reimbursement for procedures performed with our products; and

•	develop an effective and FDA-compliant, dedicated marketing and distribution network.
If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, our results of operations will suffer.
If clinical trials of our current or future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to commercialize these products.
We have several product candidates in our development pipeline, including our Percutaneous Nucleus Replacement, or PNR, and Partial Disc Replacement, or PDR, devices which we expect will require premarket approval, or PMA, from the FDA. In addition, the FDA has indicated that our two-level AxiaLIF 2L implant, which we anticipate will require 510(k) clearance, will require additional safety and efficacy data beyond the typical 510(k) requirements prior to clearance. A PMA application must be supported by extensive information including, technical data, preclinical and clinical trial data, and manufacturing and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval for our products requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans for their intended uses. Clinical testing is expensive, typically takes many years and has an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

•	patients do not enroll in, or enroll at the expected rate, or complete a clinical study;

•	patients or investigators do not comply with study protocols;

•	patients do not return for post-treatment follow-up at the expected rate;

•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;

•	sites participating in an ongoing clinical study may withdraw, requiring us to engage new sites;

•	difficulties or delays associated with bringing additional clinical sites on-line;

•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule or consistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;

•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

•	changes in U.S. federal, state, or foreign governmental statutes, regulations or policies;

•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy; or

•	the study design is inadequate to demonstrate safety and efficacy.
Clinical failure can occur at any stage of the testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the efficacy and safety of any of our devices would prevent receipt of regulatory clearance or approval and, ultimately, the commercialization of that device.
Our international operations subject us to certain operating risks, which could adversely impact our net sales, results of operations and financial condition.
Sales of our products outside the United States represented 6.2% of our revenue in 2006. To date, we have sold our products in the following countries outside of the United States: United Kingdom, Spain, Sweden, Austria, Germany, Switzerland, Turkey, the Netherlands, Belgium and Israel. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.
In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic or social instability. Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:
•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic instability;

•	a shortage of high-quality sales people and distributors;

•	changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes being imposed on us;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.
Any of these factors may adversely impact our operations. Our international sales are predominately in Europe. In Europe, healthcare regulation and reimbursement for medical devices vary significantly from country to country. This changing environment could adversely affect our ability to sell our products in some European countries, which could negatively affect our results of operations.
The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in such promotion.
Our currently marketed products have been cleared by the FDA’s 510(k) clearance process for use under specific circumstances for the treatment of certain lower lumbar spine conditions. We cannot, however, prevent a physician from using our products or procedure outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by FDA to have engaged in the promotion of any our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock to decline.

We purchase some of the key components of our products from single suppliers. The loss of these suppliers could prevent or delay shipments of our products or delay our clinical trials or otherwise adversely affect our business.
Some of the key components of our products and related services are currently purchased from only single suppliers. We do not have long-term contracts with the third-party suppliers of our product components. If necessary or desirable, we could source our product components and related services from other suppliers. However, establishing additional or replacement suppliers for these components, and obtaining any additional regulatory clearances or approvals, if necessary, that may result from adding or replacing suppliers, will take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects. In addition, some of our products, which we acquire from third parties, are highly technical and are required to meet exacting specifications, and any quality control problems that we experience with respect to the products supplied by third-party vendors could adversely and materially affect our reputation, our attempts to complete our clinical trials or commercialization of our products. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including, warning letters, product recalls, termination of distribution, product seizures or civil penalties, among others. Furthermore, since some of these suppliers are located outside of the United States, we are subject to foreign export laws and U.S. import and customs statutes and regulations, which complicate and could delay shipments of components to us.
If we experience any delay or deficiency in the quality of products supplied to us by third-party suppliers, or if we have to switch to replacement suppliers, we may face additional regulatory delays and the manufacture and delivery of our products would be interrupted for an extended period of time, which would adversely affect our business, operating results and prospects. In addition, we may be required to obtain prior regulatory clearance or approval from the FDA or foreign regulatory authorities to use different suppliers or components. As a result, regulatory clearance or approval of our products may not be received on a timely basis, or at all, and our business, operating results and prospects would be harmed.
We depend on our officers and other key employees, and if we are not able to retain and motivate them or recruit additional qualified personnel, our business will suffer.
We are highly dependent on our officers and other key employees. Due to the specialized knowledge each of our officers and other key employees possesses with respect to the treatment of spine disorders and our operations, the loss of service of any of our officers and other key employees could delay or prevent the successful completion of our clinical trials, the growth of revenue from existing products and the commercialization of our new products. Each of our officers and key employees may terminate his or her employment without notice and without cause or good reason.
If we fail to properly manage our anticipated growth, our business could suffer.
The rapid growth of our business has placed a significant strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We must also upgrade our internal business processes and capabilities to create the scalability that a growing business demands. We will be dependent on our personnel and third parties to accomplish this, as well as to effectively market our products to an increasing number of spine surgeons. We will also depend on our personnel to develop next generation technologies.
Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
We expect to rapidly expand our operations and grow our research and development, product development, clinical, regulatory, operations, sales and marketing and administrative functions. Our growth will require hiring a significant number of qualified clinical, scientific, regulatory, quality, commercial and administrative personnel. Recruiting, motivating and retaining such personnel will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. In addition, our operations are located in a geographic region which historically does not have a large number of medical device companies and it may be difficult to convince qualified personnel to relocate to our area. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.
We may need substantial additional funding beyond the proceeds from our initial public offering and may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.
We may need to raise substantial additional capital to:
•	expand the commercialization of our products;

•	fund our operations and clinical trials;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	address FDA or other governmental, legal/enforcement actions and remediate underlying problems

•	commercialize our new products, if any such products receive regulatory clearance or approval for commercial sale; and

•	acquire companies and in-license products or intellectual property.
We believe that the net proceeds from our initial public offering, together with our existing cash and cash equivalent balances and cash receipts generated from sales of our products, will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our future funding requirements will depend on many factors, including:
•	market acceptance of our products;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.
If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
If we choose to acquire new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, and could disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could harm our operating results.
Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition or results of operations.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted and will likely continue to result in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for some of our customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.
We face the risk of product liability or other claims and may not be able to obtain sufficient insurance coverage, if at all.
Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of implantable medical devices. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death. Claims may be made by patients, consumers or healthcare providers. Although we have product liability and clinical trial liability insurance that we believe is appropriate for our current level of operations, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant financial and other liabilities, which may harm our business. A product liability claim, product recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, operating results and prospects.
We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of spine surgeons, nurses and other associated medical personnel to perform the medical procedure and related processes for our product. If these medical personnel are not properly trained or are negligent in their provision of care, the therapeutic effect of our products may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the activities of our suppliers may be the basis for a claim against us.
In addition, medical malpractice carriers are withdrawing coverage in certain regions or substantially increasing premiums. In the event we become a defendant in a product liability suit in which the treating surgeon or hospital does not have adequate malpractice insurance, the likelihood of liability being imposed on us could increase.
These liabilities could prevent, delay or otherwise adversely interfere with our product commercialization efforts, and result in judgments, fines, damages and other financial liabilities which have adverse effects on our business, operating results and prospects. Defending a suit, regardless of merit, could be costly, could divert management’s attention from our business and might result in adverse publicity, which could result in the withdrawal of, or inability to recruit, clinical trial patient participants or result in reduced acceptance of our products in the market. In addition to adversely impacting our business and prospects, such adverse publicity could materially adversely affect our stock price.

If our independent contract manufacturers fail to timely deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.
Our reliance on independent contract manufacturers to manufacture most of our products and components involves several risks, including:
•	inadequate capacity of the manufacturer’s facilities;

•	interruptions in access to certain process technologies; and

•	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.
Shortages of raw materials, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business.
We do not have supply agreements with all of our current contract manufacturers and we often utilize purchase orders, which are subject to acceptance by the supplier. Failure to accept purchase orders could result in an inability to obtain adequate supply of our product or components in a timely manner or on commercially reasonable terms.
An unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer, which delays could negatively impact our revenues.
We operate at a single location. Any disruption in this facility or any inability to ship a sufficient number of our products to meet demand could adversely affect our business and results of operations.
We operate at a single location in Wilmington, North Carolina. Our facility may be affected by man-made or natural disasters, such as a hurricane. While we currently rely on third parties to manufacture, assemble, package, label and sterilize our products and components, we might also be forced to rely on third parties to inspect, warehouse or ship our products and components in the event our facilities were affected by a disaster. Our facility, if damaged or destroyed, could be difficult to replace and could require substantial lead-time to repair or replace. In the case of a device with a PMA approval, we might be required to obtain prior FDA, or notified body, approval of an alternate facility, which could delay or prevent our marketing of the affected product until this supplemental approval is obtained. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We have minimal experience operating as a public company. Compliance with public company requirements will increase our costs and require additional management resources, and we still may fail to comply.
Prior to our initial public offering in October 2007, we operated as a private company and were not subject to many of the requirements applicable to public companies. Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the rules related to corporate governance and other matters subsequently adopted by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Market, will result in increased administrative, legal and accounting costs. The impact of these events and heightened corporate governance standards could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of a company’s internal control over financial reporting. We may be unable to comply with these requirements by the applicable deadlines, beginning with our Form 10-K for the period ending December 31, 2008. Both we and our independent registered public accounting firm will be testing our internal controls over financial reporting in connection with Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas requiring further attention or improvement, which could cause investors to lose confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
Changes to existing accounting pronouncements regarding stock-based compensation may affect how we conduct our business and affect our reported results of operations.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), or FAS No. 123(R), “Share-Based Payment,” which requires that stock options be expensed. As of December 31, 2006, total compensation cost related to non-vested stock options was $2.5 million, which is expected to be recognized over the vesting period of the options. We rely heavily on stock options to motivate current employees and to attract new employees. As a result of the requirement to expense stock options, we may choose to reduce our reliance on stock options as a motivational tool. If we reduce our use of stock options, it may be more difficult for us to attract and retain qualified employees. However, if we do not reduce our reliance on stock options, our reported net losses may increase, which may have an adverse effect on our stock price.
Risks Related to Regulatory Environment
If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product modifications, our ability to commercially distribute and market these products could suffer.
Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received clearance under Section 510(k) of the Federal

Food, Drug and Cosmetic Act, or is the subject of an approved PMA. The FDA will clear marketing of a non-exempt lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other legally marketed products not requiring PMA approval. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed device, require a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Our currently commercialized products have been cleared through the 510(k) process. However, we expect to submit a PMA for each of our PNR and PDR devices currently under development. In addition, the FDA has indicated that our two-level AxiaLIF 2L implant, which we anticipate will require 510(k) clearance, will require additional safety and efficacy data beyond that typically required for a 510(k) clearance.
Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties, among other things. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.
Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we would rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.
Modifications to our marketed products may require new 510(k) clearances or PMA approvals, or may require us to cease marketing or recall the modified products until clearances or approvals are obtained.
Any modification to our currently marketed 510(k)-cleared device that could significantly affect its safety or efficacy, or that would constitute a change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review the manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or a PMA for any modification to a previously cleared product, we may be required to cease marketing and distributing, or to recall the modified product until we obtain such clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective because they are in violation of the FDCA. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

Clinical trials necessary to support a PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.
Initiating and completing clinical trials necessary to support a PMA application for our PNR and PDR devices, and additional safety and efficacy data beyond that typically required for a 510(k) clearance for our two-level AxiaLIF 2L implant, as well as other possible future product candidates, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.
Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.
Development of sufficient and appropriate clinical protocols and data to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the clearance or approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.
If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval for or commercialize our products.
We do not have the ability to independently conduct our pre-clinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully perform their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory clearance or approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
Even if our products are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.
Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and labeling and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies enforce the QSR and ISO regulations through inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:
•	warning letters or untitled letters;

•	fines and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	delays in clearing or approving, or refusal to clear or approve, our products;

•	withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies;

•	product recall or seizure;

•	orders for physician notification or device repair, replacement or refund;

•	interruption of production;

•	operating restrictions;

•	injunctions; and

•	criminal prosecution.
If any of these actions were to occur it would harm our reputation and cause our product sales to suffer and may prevent us from generating revenue. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our products on a timely basis and in the required quantities, if at all.
Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training educational, labeling or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training educational, labeling or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.
In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with medical device reporting requirements, including the reporting of adverse events and certain malfunctions related to our products. Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements such as the QSR or GMP, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to repair, replace or refund the cost of any medical device we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.
We may be subject to or otherwise affected by federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, and could face substantial penalties if we are unable to fully comply with such laws.
Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, healthcare regulation by federal and state governments could significantly impact our business. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:
•	the federal Anti-Kickback Law, which constrains our marketing practices and those of our independent sales agents and distributors, educational programs, pricing policies, and relationships with healthcare providers, by prohibiting, among other things, soliciting, receiving, offering or providing remuneration, intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program (such as the Medicare or Medicaid programs);

•	federal false claims laws which prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information; and

•	state laws analogous to each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our past or present operations, or those of our independent sales agents and distributors, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Risks Related to Our Intellectual Property
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our success depends significantly on our ability to protect our proprietary rights to the procedures created with, and the technologies used in, our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not be approved, may not issue as patents in a form that will be advantageous to us, or may issue and be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. The patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of such agreements. Furthermore, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.
We rely on our trademarks, trade names, and brand names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, our competitors may infringe our trademarks, or we may not have adequate resources to enforce our trademarks.
In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be costly, difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be expensive and time consuming and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents or other intellectual property rights against a challenge.
Any lawsuit, whether initiated by us to enforce our intellectual property rights or by a third party against us alleging infringement, may cause us to expend significant financial and other resources, and may divert our attention from our business and adversely affect our business, operating results and prospects.
The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Our success will also depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture and sale of such products could be severely restricted or prohibited. In addition, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio and unpatented proprietary technology to our business, we may lose market share to our competitors if we fail to protect our patent rights.
As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. Our products and methods may be covered by patents held by our competitors. Some of our competitors have considerable resources available to them to engage in this type of litigation. We, on the other hand, are an early stage company with comparatively few resources available to us to engage in costly and protracted litigation. Because some patent applications are maintained in secrecy for a period of time after they are filed, there is a risk that we could adopt a technology without knowledge of a pending patent application, which technology would infringe a third-party patent once that patent is issued. In addition, our competitors may assert that future products we may market infringe their patents.
A patent infringement suit or other infringement or misappropriation claim brought against us or any of our strategic partners or licensees may force us or any of our strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our strategic partners or licensees or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
In any infringement lawsuit, a third party could seek to enjoin, or prevent, us from commercializing our existing or future products, and/or may seek damages from us, and any such lawsuit would likely be expensive for us to defend against. A court may determine that patents held by third parties are valid and infringed by us and we may be required to:
•	pay damages, including, but not limited to, treble damages and attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and sale of products that infringe the patent rights of others, through a court-imposed sanction called an injunction;

•	expend significant resources to redesign our technology so that it does not infringe others’ patent rights, or develop or acquire non-infringing intellectual property, which may not be possible;

•	discontinue manufacturing or other processes incorporating infringing technology; or

•	obtain licenses to the infringed intellectual property, which may not be available to us on acceptable terms, or at all.
Any development or acquisition of non-infringing products or technology or licenses could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we are required to, but cannot, obtain a license to valid patent rights held by a third party, we would likely be prevented from commercializing the relevant product. We believe that it is unlikely that we would be able to obtain a license to any necessary patent rights controlled by companies against which we would, directly or indirectly, compete. If we need to redesign products to avoid third-party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining regulatory approval.
Risks Related to our Common Stock
A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of options, the market price of our common stock could decline. Upon the completion of our initial public offering on October 22, 2007, we had 19,785,132 shares of common stock outstanding, an increase of 47% from the number of shares outstanding immediately prior to the offering. Of these shares, only the 6,325,000 shares of our common stock sold in the initial public offering are freely tradable, without restriction, in the public market. Our underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to contractual lock-ups to sell shares prior to the expiration of their lock-up agreements. Thus, there will be 13,460,132 shares of our common stock eligible for sale beginning April 21, 2008, upon the expiration of lock-up arrangements between our stockholders and underwriters, although these lock-up agreements may be extended for up to an additional 34 days under certain circumstances. After the lock-up agreements expire, these shares will be eligible for sale in the public market, of which 9,840,035 shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, the 2,315,434 shares of our common stock that are subject to outstanding options as of November 26, 2007 will be eligible for sale in the public market to the extent permitted by the provisions of the various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or it is perceived they will be sold, the trading price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.
Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.
After our initial public offering, our officers, directors and principal stockholders, each holding more than 5% of our common stock, collectively controlled approximately 42.1% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.
If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.
The trading market for our stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.
Volatility in the stock price of other companies may contribute to volatility in our stock price.
The Nasdaq Global Market, particularly in recent years, has experienced significant volatility with respect to medical technology, pharmaceutical, biotechnology and other life science company stocks. The volatility of medical technology, pharmaceutical, biotechnology and other life science company stocks often does not relate to the operating performance of the companies represented by the stock. Further, there has been particular volatility in the market price of securities of early stage life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage a takeover.
Anti-takeover provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:
•	a classified board so that only one of the three classes of directors on our board of directors is elected each year;

•	procedures for advance notification of stockholder director nominations and proposals;

•	the ability of our board of directors to amend our bylaws without stockholder approval;

•	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws; and

•	the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our board of directors may determine.
In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law, or DGCL. In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
During the three months ended September 30, 2007, we issued and sold 186,651 shares of our common stock that were not registered under the Securities Act upon the exercise of options for aggregate cash consideration of approximately $68,000. During the same period, we granted options to certain of our employees to purchase 195,750 shares of common stock at a weighted average exercise price of $12.08 per share. These securities were issued prior to our initial public offering in reliance upon the exemption from registration provided under Section 4(2) of the Act or Rule 701 promulgated under the Securities Act. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution and appropriate legends were affixed to the share certificates issued in these transactions. All recipients were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management in connection with each transaction.
(b) Uses of Proceeds from Sale of Registered Securities
On October 22, 2007, we completed our initial public offering of 6,325,000 shares of common stock (inclusive of 825,000 shares sold to the underwriters upon exercise of their over-allotment option) at the initial public offering price of $15.00 per share. We effected the offering through a Registration Statement on Form S-1 (Registration No. 333-144802), which was declared effective by the SEC on October 16, 2007, and through a Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act (Registration No. 333-146753), which became effective upon filing on

October 17, 2007 pursuant to Rule 462(b) (collectively, the “Registration Statement”). The offering commenced on October 17, 2007 and terminated on October 22, 2007 after all of the 6,325,000 shares of common stock registered under the Registration Statement were sold. Our initial public offering resulted in aggregate proceeds to us of approximately $86.2 million, net of underwriting discounts and commissions of approximately $6.6 million and offering expenses of approximately $2.0 million. Lehman Brothers Inc. and Piper Jaffray & Co. acted as joint book-running managers for the offering with Cowen and Company, LLC and Wachovia Capital Markets, LLC acting as co-managers.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.
We did not receive the proceeds from our initial public offering until October 22, 2007, which occurred after the end of the period covered by this report. Accordingly, we had not used any of the proceeds of our initial public offering as of September 30, 2007. As of the date of this report, we had used approximately $1.8 million of the net proceeds for sales, marketing and general administrative activities and $0.4 million for research and development activities.
We intend to use the remaining net proceeds of this offering to support the commercialization of our existing and future products and to support our research and development activities, clinical trials, regulatory approvals and for capital expenditures, working capital and other general corporate purposes. We have invested the net proceeds from our initial public offering in money-market funds and short-term, investment-grade interest-bearing securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b) under the Securities Act. As of the date of this report, we cannot specify with certainty all of the particular uses for the net proceeds received in connection with our initial public offering. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our product development efforts, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. Accordingly, our management will have broad discretion in the application of the net proceeds and investors will be relying on the judgment of our management regarding the application of the proceeds of the offering.
Item 4. Submission of Matters to a Vote of Security Holders
On August 29, 2007, prior to our initial public offering, our stockholders holding a majority of shares outstanding adopted resolutions by written consent in compliance with Section 228 of the General Corporation Law of the State of Delaware authorizing the following matters in connection with our initial public offering:
•	approval of an amendment to our Fourth Amended and Restated Certificate of Incorporation in order to (i) amend the automatic conversion provisions of the preferred stock with respect to an initial public offering, and (ii) amend the definition of “Additional Stock” for purposes of determining a conversion price adjustment for the preferred stock;

•	approval of an amendment to our Third Amended and Restated Investors’ Rights Agreement to revise the definition of “Qualified Public Offering”;

•	approval of an amendment to our Third Amended and Restated Right of First Refusal and Co-Sale Agreement to amend the termination provisions thereof;

•	adoption of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws, each to be effective upon completion of our initial public offering;

•	approval of an amendment to our Amended and Restated 2000 Stock Incentive Plan increasing the number of shares reserved for issuance thereunder; and

•	approval of our 2007 Stock Incentive Plan and 2007 Employee Stock Purchase Plan.
Stockholders holding 10,060,867 shares of common stock (on an as-if converted into common stock basis), or approximately 75.6% percent of the shares outstanding at that time, consented to all of the foregoing. The shares voted by written consent in favor of these measures were sufficient to approve each measure.
Item 6. Exhibits
A list of the exhibits required to be filed as part of this report is set forth in the “Exhibit Index,” which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TranS1 Inc.
Date: November 30, 2007	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: November 30, 2007	By:	/s/ Michael Luetkemeyer
Michael Luetkemeyer
Chief Financial Officer

TranS1 Inc.
Exhibit Index

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

3.2	Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.1	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.2	2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.