Form 10-K
period 2007-12-31
TRANS1 INC
filed 2008-03-25
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File Number 001-33744

TRANS1 INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	33-0909022
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

411 LANDMARK DRIVE, WILMINGTON, NC (Address of principal executive office)	28412-6303 (Zip code)

(910) 332-1700
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 29, 2007, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on October 17, 2007. As of December 31, 2007, the aggregate market value of the voting stock held by non-affiliates was approximately $162.3 million, based on the number of shares held by non-affiliates of the registrant as of December 31, 2007, and based on the reported last sale price of common stock on December 31, 2007. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 13, 2008 was 19,958,698 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report, relating to the Registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRANS1 INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report and in the financial statements and notes thereto included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

Item 1.	Business

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

Currently, our single-level AxiaLIF product for L5/S1 fusions is commercially available in the United States and Europe, while our two-level AxiaLIF product for L4/L5/S1 fusions is available in Europe, but has not yet been cleared in the United States. Our AxiaLIF product received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in December 2004 and a CE mark in March 2005 and was commercially launched in the United States in January 2005. Our AxiaLIF 360° product received FDA 510(k) clearance in September 2005 and a CE mark in March 2006 and was commercially launched in the United States in July 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2005 and began commercialization in the European market in the fourth quarter of 2006. We intend to commercialize our AxiaLIF 2L product in the United States after receipt of 510(k) clearance. We have completed testing required by the FDA in support of our 510(k) clearance for our AxiaLIF 2L product, and in December 2007, we submitted our 510(k) to the FDA for our AxiaLIF 2L product. We expect to obtain FDA 510(k) clearance for, and commercially launch, our AxiaLIF 2L product in the United States in 2008. As of December 31, 2007, over 2,700 fusion procedures have been performed globally using our AxiaLIF products. At

December 31, 2007, we sold the AxiaLIF and AxiaLIF 360° products through 29 direct sales personnel and 19 independent sales agents in the United States and ten independent distributors internationally. For the year ended December 31, 2007, our revenues were $16.5 million and our net loss was $8.6 million.

Lower back pain affects over six million people annually in the United States and is a leading cause of healthcare expenditures globally. Our currently marketed products address the lower lumbar spine fusion market, which Millennium Research Group valued at over $1.4 billion in the United States in 2006 and estimated to grow to $1.8 billion by 2011. We believe the introduction of minimally invasive spine procedures, such as ours, will attract more back pain patients, and attract them earlier, to a definitive surgical solution, thereby increasing the rate at which the market grows.

We also have two additional products under development that implement our TranS1 approach: our Percutaneous Nucleus Replacement, or PNR, and Partial Disc Replacement, or PDR, devices. We expect these devices would be used earlier in the treatment of degenerative disc disease than a fusion, as they are designed to preserve motion in the lumbar spine while providing stabilization. Our PNR device is currently on track to commence a pilot clinical trial outside the United States early in the second quarter of 2008 and we anticipate receiving a CE mark by the end of 2008. We expect to commercialize this product in Europe in the second half of 2008. We expect to file an investigational device exemption, or IDE, with the FDA in 2008 for our PNR implant in support of U.S. commercialization. We anticipate commencing human clinical trials of our PDR implant outside the United States in 2008.

We were incorporated in Delaware in May 2000 under the name “aXiaMed, Inc.” and changed our name to “TranS1 Inc.” in February 2003. Our principal executive office is located at 411 Landmark Drive, Wilmington, North Carolina 28412-6303 and our telephone number is (910) 332-1700. Our website is located at www.trans1.com. The information on, or that can be accessed through, our website is not incorporated by reference into this report and should not be considered to be a part of this report.

Spine Anatomy

The human spine is the core of the human skeleton and provides important structural support while remaining flexible to allow movement. It consists of 33 separate interlocking bones called vertebrae that are connected by soft tissue and provide stability while facilitating motion. Vertebrae are paired into motion segments that move by means of two facet joints and one disc. The facet joints provide stability and enable the spine to bend and twist while the discs absorb pressures and shocks to the vertebrae. Nerves are contained in the spinal column and run through the foramen openings to the rest of the body.

The vertebrae are categorized into five regions: cervical, thoracic, lumbar, sacral and coccyx. The lumbar region, which is at the bottom of the spine and consists of five vertebrae, is capable of limited movement, and primarily functions as support for the body’s weight. The sacrum consists of five fused vertebrae labeled S1 through S5 directly below the lumbar region and that provide attachment for the hipbones as well as protection to organs in the pelvic area. The coccyx, also known as the tailbone, is at the end of the spine.

Medical Conditions Affecting the Lower Lumbar Spine and Traditional Treatment Alternatives

Degenerative disc disease is a common medical condition affecting the lower lumbar spine and refers to the degeneration of the disc from aging and repetitive stresses resulting in a loss of flexibility, elasticity and shock-absorbing properties. As degenerative disc disease progresses, the space between the vertebrae narrows, which can pinch the nerves exiting the spine and result in back pain, leg pain, numbness and loss of motor function. This lower back pain can be overwhelming for patients as the resulting pain can have significant physical, psychological and financial implications.

Treatment alternatives for lower lumbar spine conditions range from non-operative conservative therapies to highly invasive surgical interventions. Conservative therapies are typically the initial treatments selected by patients and physicians and they include rest, bracing, physical therapy, chiropractics, electrical stimulation and drugs. When conservative therapies fail to provide adequate pain relief, surgical interventions, including fusion procedures, may be used to address the pain. If a patient’s disc degeneration has not progressed to a stage requiring fusion, but has progressed beyond the stage where conservative therapies provide pain relief, physicians may use non-fusion surgical procedures. Non-fusion surgical procedures utilize implants that are designed to restore disc height and allow limited movement of the vertebrae similar to a healthy spine in order to avoid increased pressures on adjacent vertebrae. These procedures and implants include dynamic stabilization devices, artificial discs and prosthetic disc nucleuses.

Fusion procedures attempt to alleviate lower back pain by removing problematic disc material and permanently joining together two or more opposing vertebrae. This is done in a manner that restores the appropriate space between the vertebrae surrounding the degenerative disc and eliminates mobility of the affected vertebrae. By restoring disc height and eliminating motion, fusion attempts to prevent the pinching of the nerves exiting the spine and thereby reducing pain.

Traditional fusion procedures typically involve an incision in the skin, and cutting muscle or moving organs to gain access to the spine. The degenerated disc is then removed, referred to as a discectomy, and a rigid implant is inserted, such as a bone graft or cage, to stabilize the diseased vertebrae. This process is referred to as fixation. The bone graft or cage promotes the growth of bone between the vertebrae. Surgeons often also affix supplementary rods and screws along the spine to provide additional stabilization while the vertebrae fuse together during the six to eighteen months following surgery. The primary surgical fusion procedures performed in the lower lumbar region include: ALIF, PLIF, TLIF and XLIF.

Anterior Lumbar Interbody Fusion, or ALIF.  To perform an ALIF procedure, surgeons access the spine through an incision on the patient’s abdomen which provides them with optimal access to the vertebral space for performing a discectomy and inserting bone grafts for fusion. Supporting soft tissue and nerves are manipulated or removed to accommodate the anterior access required by the ALIF procedure. Surgeons commonly perform ALIF procedures in conjunction with a general or vascular surgeon because critical vasculature and organs must be retracted to gain access to the spine. The assistance of a second surgeon can reduce the economics for the spine surgeon and increase the difficulty in scheduling the surgery. Complications associated with ALIF procedures include vascular damage to the vena cava and aorta.

Posterior Lumbar Interbody Fusion, or PLIF.  To perform a PLIF procedure, surgeons access the spine through an incision on the center of the patient’s back. The surgeon then navigates through muscles and nerves to gain access to the spine. Once at the spine, the surgeon removes bone from the lamina to gain access to the affected disc space where a discectomy is performed and a bone graft is placed. When compared to ALIF procedures, PLIF procedures are generally considered easier to perform and can achieve better nerve root decompression in certain cases. However, the anatomy of the spine prevents surgeons from removing the entire degenerated disc and obtaining optimal access for insertion of an implant or bone graft. Complications associated with PLIF procedures include nerve damage, soft tissue damage and implant migration.

Transforaminal Lumbar Interbody Fusion, or TLIF.  TLIF procedures are performed in a similar manner to PLIF procedures except the surgeon accesses the spine through a small incision slightly to the left or right of the center of the patient’s back. After reaching the spine, the surgeon removes a portion of the facet joint and navigates through the foramen which provides better visualization and disc removal capabilities than PLIF. Complications associated with TLIF procedures are similar to those found in PLIF procedures including nerve damage, soft tissue damage and implant migration.

Extreme Lateral Interbody Fusion, or XLIF.  To perform an XLIF procedure, the surgeon accesses the spine from the patient’s side through one or two small incisions. The XLIF procedure is not appropriate for fusions in the L5/S1 segment because the pelvis interferes with access. While the XLIF procedure damages less patient tissue than other fusion procedures, we believe that there is a significant physician learning curve.

360° Lumbar Fusion Procedure.  Currently, the most common and structurally rigid lumbar fusion surgery is referred to as a 360° fusion and requires a second surgical procedure immediately following an ALIF, PLIF, TLIF or XLIF procedure. The additional procedure involves the permanent placement of screws and rods in the back to provide additional support while the vertebrae fuse together during the six to eighteen months following surgery.

Limitations of Traditional Lower Lumbar Spine Procedures

While traditional and minimally invasive fusion procedures can be effective at treating lower back pain, common drawbacks of these procedures include:

•	Disruption to Soft Tissue and Support Structures. Current lumbar fusion procedures require creating a pathway from the skin to the degenerative disc that is large enough to allow direct visualization and work by the surgeon. It is common to cut through healthy muscle or move critical organs, arteries, nerves and soft tissue, which can lead to bleeding, scarring, nerve damage and bowel disruption.

•	Significant Blood Loss. As a result of undergoing current lumbar fusion procedures, patients typically experience significant blood loss of between 100 and 1,400 cc of blood. As a result, it is common for patients to use the hospital’s blood supply or donate units of their own blood before a lumbar fusion procedure to replenish any significant blood loss.

•	Lengthy Operative Procedure Times. We believe it is common for current lumbar fusion procedures to take between 90 minutes and 4 hours to complete. With some procedures a second surgeon may be required. Long procedure times increase the risks of complications and blood loss. Also, hospital and physician resources are consumed for lengthy periods of time, which can reduce productivity and increase costs.

•	Lengthy Patient Hospital Stays. Patients remain in the hospital for an average of three days following a lumbar fusion procedure which consumes hospital and physician resources.

•	Significant Patient Recovery Time. Patients require three to six months to recover and rehabilitate after undergoing a lumbar fusion procedure before resuming normal activities.

•	Unresolved Patient Pain. Patients may continue to experience lower back pain after undergoing lumbar fusion procedures even though x-rays show successful fusion has been achieved through the growth of new bone. We believe this may be caused by muscle dissection, implant irritation and scar tissue that develops around the site of the surgery.

Market Opportunity

Lower back pain affects over six million people annually in the United States and is a leading cause of healthcare expenditures globally. According to Millennium Research Group, in 2006, 233,300 instrumented lumbar fusion procedures were performed in the United States, of which 46,460 were single-level L5/S1, 40,430 were two-level L4/L5/S1 and 51,170 were more than two level procedures involving the L4/L5/S1 level. These single-level, two-level and multi-level procedures represent an estimated market opportunity of $1.4 billion in the United States that is anticipated to exceed $1.8 billion by 2011.

In recent years, the trend in surgical procedures for the spine has been toward more minimally invasive alternatives. Historically, meaningful technology improvements to conventional therapies have resulted in surgical procedures being performed earlier in the patient continuum of care, such as minimally invasive knee arthroscopy in the sports medicine market and coronary angioplasty in the cardiovascular surgery markets, resulting in larger market opportunities. Certain minimally invasive spine surgery procedures could have the same impact on lower back surgery.

Developments are being made in non-fusion technologies including dynamic stabilization devices, artificial discs, nuclear disc prosthetics, annulus repair and facet arthroplasty devices. The 2006 non-fusion market was valued at $128 million and is forecasted to be valued at $1.8 billion by 2011. In 2006, dynamic lumbar stabilization devices and artificial lumbar discs were the only non-fusion technologies available in the United States and accounted for $104 million and $24 million, respectively. In 2011, the non-fusion market is anticipated to be comprised of dynamic stabilization devices totaling $815 million, artificial lumbar discs totaling $397 million, artificial cervical discs totaling $450 million, partial disc replacement totaling $92 million, annulus repair totaling $29 million and facet arthroplasty totaling $22 million.

Our Solution

We believe we have developed the least invasive approach for surgeons to perform fusion and motion preserving surgeries in the L4/L5/S1 region without the drawbacks associated with current lumbar fusion procedures. We refer to this proprietary approach as our TranS1 approach. We have developed and are marketing two fusion products that are delivered using our TranS1 approach: AxiaLIF and AxiaLIF 360°. In addition, we are developing two motion preserving devices that are delivered using our TranS1 approach: Percutaneous Nucleus Replacement, or PNR, and Partial Disc Replacement, or PDR.

To access the spine using our TranS1 approach, the surgeon creates a 1.5 cm incision adjacent to the tailbone while the patient is lying on their stomach. The surgeon then navigates a blunt guidepin introducer a short distance along the sacrum using imaging technologies to a spine access point near the junction of the S1/S2 vertebral bodies. As the guidepin is advanced it moves soft tissue structures including the bowel to the side. From this access point, the guidepin is inserted through the bone into the disc of the lowest lumbar motion segment known as the L5/S1 disc. A cannula, or tube, is inserted over the guidepin to create a tissue-protecting working channel between the surgical access site and the L5/S1 disc where the entire fusion operation is then performed. This protected working channel provides access to the interior of the disc for rotating cutters and brushes to remove disc material, the introduction of graft material and the insertion of our implant. The implant immediately provides fixation and restores disc height. In order to perform our AxiaLIF 360° procedure, a second incision is made approximately eight inches above the first incision, and two facet screws are implanted. The 360° fusion is widely regarded as the most stable lumbar fusion procedure available. The entire AxiaLIF procedure takes approximately 45 to 60 minutes to perform, and the AxiaLIF 360° typically requires an additional 20 to 30 minutes.

We believe our TranS1 approach and associated products provide the following benefits for patients, providers and payors:

•	Least Invasive Approach Minimizes Complications. Our AxiaLIF products are delivered using our TranS1 approach, which we believe is the least invasive approach to deliver fusion and motion preserving products to the L4/L5/S1 region. Procedures performed utilizing our TranS1 approach have been documented to have favorable clinical safety profiles with complication rates of approximately 1%.

•	Ease of Use and Short Procedure Times. We have received feedback from practicing surgeons that they can perform AxiaLIF procedures utilizing our TranS1 approach within 45 to 60 minutes after they have performed just two to three surgeries. We believe that these short procedure times can result in reduced patient recovery times, decreased costs for the hospitals and increased productivity for the surgeons. We also believe the ease of use of our TranS1 approach enables reduced physician training as compared to alternative lower lumbar spine procedures.

•	Low Blood Loss. We believe the least invasive nature of our TranS1 approach results in the average patient losing approximately 25 to 125 cc of blood during an AxiaLIF or AxiaLIF 360° procedure, which correlates to reduced pain and faster recoveries. Given the associated low blood loss, patients generally do not need to donate blood prior to undergoing procedures that utilize our TranS1 approach.

•	Short Patient Hospital Stays. Patients typically stay only one night in the hospital after receiving a procedure performed using our TranS1 approach. In a small percentage of cases, patients are able to return home the same day.

•	Reduction in Patient Pain. We believe our TranS1 approach is effective at reducing lower back pain because surrounding soft tissue is not violated which prevents the creation of scar tissue, a leading cause of pain.

Our Strategy

Our goal is to become a global leader in the treatment of conditions affecting the L4/L5/S1 region of the lumbar spine utilizing our TranS1 approach and associated products. To achieve this goal, we are pursuing the following strategies:

•	Establish our TranS1 Approach as a Standard of Care for Lower Lumbar Spine Surgery. We believe patients commonly avoid back surgery due to its invasive nature and other drawbacks associated with current surgical treatment options. We expend significant resources promoting our TranS1 approach as the least invasive approach to lower back surgery and we believe the advantages of our TranS1 approach will enable our AxiaLIF products to become a standard of care for the lower lumbar region of the spine.

•	Expand our Sales and Marketing Infrastructure to Drive Surgeon Adoption. We intend to continue expending significant resources targeting spine surgeons through our sales and marketing efforts in the United States and internationally in order to drive the adoption of our TranS1 approach. We believe the ease of use, short procedure times, short hospital stays and reduction in patient pain will be compelling reasons for surgeon adoption of our technologies.

•	Broaden the Applications of the TranS1 Approach. We believe that the applications for our TranS1 approach can be expanded beyond AxiaLIF and AxiaLIF 360° to include multi-level fusion and multi-level motion preservation technologies. We are currently undertaking research and development activities with respect to these applications.

•	Opportunistically Pursue Acquisitions of Complementary Businesses and Technologies. In addition to building our internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will enable us to leverage our growing distribution platform.

Products

Our products include surgical instruments for creating a safe and reproducible access route to the L4/L5/S1 vertebrae, fusion implants, as well as supplemental stabilization products. We believe our AxiaLIF implants and instruments, combined with facet screws, provide surgeons with the tools necessary to perform a 360° lumbar fusion in what may be the least invasive manner available. We sell these products to our customers in procedure kits that include all the instruments and implants needed to complete a lumbar fusion.

AxiaLIF Lumbar Fusion Implants.  Our AxiaLIF implant is a threaded titanium rod, called our 3D Axial Rod, that comes in varying lengths to enable one-level L5/S1 fusions and two-level L4/L5/S1 fusions. As it is implanted, the proprietary thread design on our rod separates the vertebrae, restoring disc height, which relieves pressure on the nerve, and provides immediate rigid fixation. Currently, our single-level AxiaLIF product for L5/S1 fusions is commercially available in the United States and Europe, while our two-level AxiaLIF 2L product for L4/L5/S1 fusions is available in Europe. In December 2007, we submitted our 510(k) to the FDA for our AxiaLIF 2L product. We expect that we would receive comments from the FDA within 90 days of the filing, and we believe that is likely that we will need to respond to questions from the FDA prior to clearance. These responses could include the need for additional clinical data.

AxiaLIF 360° Implants.  Our proprietary AxiaLIF 360° implants consist of our 3D Axial Rod plus our titanium facet screws for supplemental posterior fixation. Our AxiaLIF 360° facet screws are implanted using our proprietary delivery system, and require a second 1.5 cm incision in the patient’s back, through which the facet screws are delivered. Currently, our AxiaLIF 360° implants are commercially available in the United States and Europe.

TranS1 Access and Disc Preparation Instruments.  Our TranS1 approach requires the use of a sterile set of surgical instruments that are used to create a safe and reproducible working channel and to prepare the disc and vertebrae for our implant. The instrumentation contained in the set includes stainless steel navigation tools and access cannulae to create the working channel, and nitinol cutters and brushes to cut and remove the degenerated disc material and prepare the disc space for our implant. Surgeons must have access to imaging technology to navigate the tools.

Product Pipeline

We are focused on developing novel percutaneous implants that will utilize and leverage our TranS1 approach to the lumbar spine. We currently have two products in development that are intended to be used as a surgical therapy earlier in the progression of degenerative disc disease than fusion, as they are designed to preserve motion in the lumbar spine while providing stabilization. Our motion preservation product development efforts include our PNR and PDR implants. Our modular product designs enable physicians to revise the implant to address disease progression. For example, our PNR implant is designed to be used for patients in the early stage of degenerative disc disease and to be capable of conversion to our PDR implant and ultimately our AxiaLIF fusion products if the patient’s condition warrants. We believe these features may encourage more patients and physicians to elect surgical intervention, as well as encourage them to elect surgical intervention earlier in the progression of their disease.

Percutaneous Nucleus Replacement.  Our proprietary PNR implant incorporates a soft polymer that facilitates normal range of motion and restores disc height to simulate the performance of a healthy disc. This design is intended for patients suffering from earlier stage disc degeneration prior to requiring disc replacement or fusion. By utilizing our TranS1 approach, the PNR implant enables surgeons to replace the disc nucleus while preserving other native anatomy that provides stabilization, such as the annulus. We believe all other nucleus replacement technologies currently in development require access to the nucleus through the annulus. Our PNR implant is currently on track to commence a pilot clinical trial outside the United States early in the second quarter of 2008 and we anticipate receiving a CE mark by the end of 2008. In the United States we anticipate filing an IDE in late 2008 to begin the process of obtaining a premarket approval, or PMA.

Partial Disc Replacement.  Our proprietary PDR implant is our PNR implant with the addition of a cobalt chrome rod incorporating a ball-and-socket design intended to provide additional stability while preserving normal range of motion. This design is intended for patients suffering from mid-stage disc degeneration, or PNR patients whose disease has progressed but does not yet require fusion. The PDR implantation procedure is identical to that of the PNR, with the addition of the insertion of the cobalt chrome rod. If the patient already has a PNR, converting to our PDR only requires the insertion of the cobalt chrome rod through the existing PNR implant. Our PDR implant is currently in late-stage development and we anticipate commencing human clinical trials outside the United States in 2008.

In the future, we believe our product offerings will be expanded to address additional clinical applications in the surgical treatment of conditions affecting the lower lumbar spine, such as neuro stimulation and biologics. Such applications would require FDA 510(k) clearance or PMA approval, most likely supported by safety and efficacy data from clinical trials.

Sales and Marketing

Our sales and marketing effort primarily targets industry leaders and high volume spine surgeons. We also market our products at various industry conferences and through industry organized surgical training courses. In addition, we intend to develop and implement marketing programs targeted at potential patients, which we believe will accelerate the demand for our products.

In 2007, no customer accounted for 10% or more of revenues.

In the United States, we market and sell our products through a combination of direct sales representatives and independent sales agencies that have allocated representatives to solicit our products. At December 31, 2007, our U.S. sales and marketing team was comprised of our vice president of sales and marketing, 6 regional sales managers, 1 director of training and professional development, 29 direct sales representatives and 19 independent sales agents covering specific geographic regions. By mid-2008, we expect to have increased the number of our direct sales representatives to 50 and our regional sales managers to 8. We select our sales representatives and independent sales agents based on their expertise in spine surgery medical device sales, reputation within the surgeon community and sales coverage. We compensate our sales representatives and independent sales agents based on a percentage of the net sales that they generate. We have agreements with our independent sales agents that provide them with an exclusive right to sell our products in their territories, which are generally terminable upon 90 days’ written notice.

Outside of the United States, we utilize third-party distributors, with support from our U.S. sales and marketing staff, to support the commercialization of our products. Through December 31, 2007, the majority of our international sales have been in Europe. We intend to continue to hire sales and marketing personnel as appropriate to enable us to support the commercialization of our products.

Surgeon Training

We devote significant resources to training and educating surgeons on the specialized skills involved in the proper use of our instruments and implants. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We accomplish our training objectives primarily through cadaver and surrogate models and live case observations with surgeons experienced in our TranS1 approach. After this training, surgeons are generally able to perform unsupervised surgeries using our TranS1 approach. We supplement our training with online didactic tutorials. As of December 31, 2007, we had trained over 600 U.S. spine surgeons and 61 surgeons outside of the U.S. in the use of our products. Of the U.S. surgeons trained on our TranS1 approach, approximately 240 have performed a procedure in the 12 months ended December 31, 2007 using our TranS1 approach. We believe we have the necessary capacity to train a sufficient number of surgeons to meet our current goals.

Third-Party Reimbursement

In the United States, healthcare providers generally rely on third-party payors, principally private insurers and governmental payors such as Medicare and Medicaid, to cover and reimburse all or part of the cost of a spine fusion surgery in which our medical device is used. Surgeons are reimbursed for performing the surgical procedure, while hospitals are reimbursed for the cost of the device, all patient care related to the fusion procedure and the overhead associated with maintaining the facility.

Most payors follow Medicare’s Diagnosis-Related Group, or DRG, based payment system for reimbursing facilities. Under this model, hospitals are paid a set amount to cover the costs associated with a fusion patient, including the cost of the device used in the procedure. For 2008, Medicare expanded the group of available DRGs for spinal fusion to incorporate the higher costs associated with caring for fusion patients that may have major complications or comorbidities, or MCC. There are now several different DRGs for spinal fusion with varying reimbursement rates based on the severity of complications and comorbidities experienced by the patient. The most commonly associated DRGs for spinal fusion are 453/454/455 (“Combined Anterior/Posterior Spinal Fusion with MCC, with CC or without MCC/CC”) and 459/460 (“Spinal Fusion Except Cervical with or without MCC”). Private payors typically use Medicare DRGs as a benchmark when setting their own reimbursement rates for facilities.

Surgeons use the American Medical Association’s Current Procedural Terminology, or CPT, system to bill payors for the AxiaLIF procedure. CPT codes describe the services and procedures provided for patients to third-party payors so that physicians may be reimbursed. For a typical AxiaLIF procedure, surgeons may use between three and six different CPT codes. In February 2008, the National Association of Spine Surgeons Reimbursement Coding Committee, which is charged to monitor new procedures and devices and how they should be reimbursed, proposed a Category III CPT code for the access portion of the current AxiaLIF procedure (transacral lumbar fusion) to the American Medical Association. Given the growing adoption of AxiaLIF, and the availability of peer-reviewed research later this year, we plan to move forward with an application for a Category I CPT code for the access portion of the AxiaLIF procedure this year. If successful, this Category I code would be effective in 2010. In the interim, physicians are still able to be reimbursed for the access portion of AxiaLIF procedures by linking to a Category I CPT code for a procedure of similar workscope and complexity. Should a Category III code be assigned to the access portion of the AxiaLIF procedure, we will work diligently with the private payor community to ensure continued patient access to

AxiaLIF. Private payors typically use CPT codes as a benchmark when setting their own reimbursement rates for physicians.

We expect that sales volumes and prices of our products will depend in large part on the continued availability of reimbursement from such third-party payors. The above mentioned proposed coding change only affects the CPT coding system. Hospital reimbursement is not impacted by these changes. Additionally, these third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products.

Medicare coverage and reimbursement policies are developed by the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, and its contractors. CMS establishes Medicare coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. While private payors vary in their coverage and payment policies, the Medicare program is viewed as a benchmark. Medicare reimbursement rates for the same or similar procedures vary due to geographic location, nature of the facility in which the procedure is performed (i.e., teaching or community hospital) and other factors. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate.

In addition, a large percentage of insured individuals receive their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Many managed care programs are paying their providers on a capitated basis, which puts the providers at financial risk for the services provided to their patients by paying them a predetermined payment per member per month. The percentage of individuals covered by managed care programs continues to grow in the United States.

Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic sense to do so.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or private third-party payors will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate. In addition, it is possible that future legislation, regulation, or reimbursement policies of third-party payors will adversely affect the demand for our procedures and products or our ability to sell them on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Competition

The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Our competitors include providers of conservative, non-operative therapies for lower lumbar spine conditions, as well as a number of major medical device companies that have developed or plan to develop products for minimally invasive spine surgery in each of our current and future product categories. We believe that the principal competitive factors in our markets include:

•	improved outcomes for medical conditions affecting the lower lumbar spine;

•	acceptance by spine surgeons;

•	ease of use and reliability;

•	product price and qualification for reimbursement;

•	technical leadership and superiority;

•	effective marketing and distribution; and

•	speed to market.

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. We believe that our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson DePuy Spine, Stryker, NuVasive, Kyphon, Zimmer, Synthes, Abbott, Orthofix, Globus, Alphatec and others, many of which have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in launching, marketing, distributing and selling products.

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and are safer, less invasive and less expensive than alternatives available for the same purpose. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

Research and Development

As of December 31, 2007, our research and development team was comprised of eight employees who have extensive experience in developing products to treat medical conditions affecting the lower lumbar spine. These employees work closely with our clinical advisors and spine surgeon customers to design and enhance our products and approach.

Since inception, we have devoted significant resources to develop and enhance our AxiaLIF product kits utilizing the TranS1 approach. We expect our research and development expenditures to increase as we continue to devote significant resources to developing our PNR and PDR products and completing the clinical trials necessary to support submissions to gain regulatory approvals.

Manufacturing and Supply

We rely on third parties to manufacture all of our products and their components, except for our nitinol nucleus cutter blades and nucleus cutter sheaths, which are manufactured by us at our facilities in Wilmington, North Carolina. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization, or ISO, and other internal quality standards. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which we believe allows us to compete with larger-volume manufacturers of spine surgery products.

All of our products and components are assembled, packaged, labeled and sterilized at third-party facilities in the United States under our existing contracts requiring compliance with Good Manufacturing Processes, or GMPs. Following receipt of products or components from our third-party manufacturers, we inspect, warehouse and ship the products and components at our facilities in Wilmington. We reserve the exclusive right to inspect and assure conformance of each product and component to our specifications. In addition, FDA or other regulatory authorities may inspect our facilities and those of our suppliers to ensure compliance with quality system regulations.

The majority of our instruments and implants are produced by third-party manufacturers on precision, high-speed machine shop equipment. However, certain of our products, components, materials used to manufacture such products and components, and manufacturing operations are produced, performed or supplied by third-party specialty vendors due to their proprietary or non-conventional nature. For example, the blades for our nucleus cutter are made from a metal called nitinol, which is converted into strip form by three manufacturers in the United States known to us. We have sourced nitinol strip from two of these vendors. The nitinol strip is then further converted for us into cutter blanks by a scalpel blade specialty vendor. Other vendors are available to manufacture the cutter blanks, as we may deem desirable or necessary. We convert the cutter blanks into cutter blades at our facilities. Our tissue extractor product is produced for us by a supplier that specializes in wire forming and coiling specifically for the medical device industry. A limited number of similar vendors exist that could be used to produce the tissue extractor product, and we believe we could replace this supplier on reasonable terms without substantial delay, if necessary.

We are currently working with our third-party manufacturers to plan for our manufacturing requirements as we increase our commercialization efforts. In most cases, we have redundant manufacturing capability with multiple vendors and enjoy the significant capacity this arrangement provides to us. We may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so. We believe the manufacturing capacity available to us is sufficient to meet our demands into the foreseeable future.

Patents and Proprietary Technology

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business. We cannot provide any assurance that employees and consultants will abide by the confidentiality or assignment terms of these agreements. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2007, we had 10 issued United States patents, 45 pending patent applications in the United States, and 60 foreign patent applications as counterparts of U.S. cases. The issued and pending patents cover, among other things:

•	our method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants;

•	apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form; and

•	implants for fusion and motion preservation in the spine.

Our issued patents begin to expire in 2021 assuming timely payment of all maintenance fees. We have multiple patents covering unique aspects and improvements for many of our methods and products. We do not believe that the expiration of any single patent is likely to significantly affect our business, operating results or prospects.

Trademarks

We own trademark registrations for the marks TranS1 and AxiaLIF in the United States and the European Union. We own seven trademark applications pending in the United States for the following marks: 3D Axial Rod, TranS1® Structsure, AxiaLIF® 2L, AxiaLIF® 360°, PNR, TranS1® PDR and AxiaLIF® Apollo. We also own pending trademark applications for the marks AxiaLIF® 2L, AxiaLIF® 360°, PNR and TranS1® PDR in the European Union.

Government Regulation

Our products are medical devices subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our partners perform and will continue to perform:

•	product design and development;

•	registration and listing;

•	product testing (preclinical and clinical);

•	product manufacturing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product marketing, sales and distribution; and

•	post-market surveillance, including reporting deaths or serious injuries related to products and certain product malfunctions.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval, or PMA, from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a premarket notification or 510(k) submission requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketable device, are placed in class III, requiring a PMA. Our current commercial products are class II devices marketed under FDA 510(k) premarket clearance. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketable device not requiring a PMA. Although statutorily mandated to clear or deny a 510(k) premarket notification within 90 days of submission of the application, FDA’s 510(k) clearance pathway usually takes from three to twelve months, based on requests for additional information by FDA, but it can take significantly longer. Additional information can include clinical data to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained. If the FDA requires us to seek 510(k) clearance or a PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our AxiaLIF and AxiaLIF 360° products that we believe do not require new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if the device cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

After a PMA application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application”, although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA application supplements are required prior to marketing for product modifications that affect the safety and efficacy of the device. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel. None of our products are currently approved under a PMA but devices in development may require it.

Clinical Trials

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) premarket notification. In the U.S., these trials require submission of an application for an IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Future clinical trials of our motion preservation designs will require that we obtain an IDE from the FDA prior to commencing clinical trials and that the trial be conducted under the oversight of an institutional review board at the clinical trial site. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy and financial disclosure by clinical investigators. A clinical trial may be suspended by FDA or the investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval of one of our products. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Competent Authority in the applicable country.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•	quality system regulation, which requires manufacturers, including third-party contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance controls, during all aspects of the manufacturing process;

•	establishment registration and listing;

•	labeling regulations, and FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•	medical device reporting obligations, which require that manufacturers submit reports to the FDA if information reasonably suggests their device (i) may have caused or contributed to a death or serious injury, or (ii) malfunctioned and the device or a similar company device would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	other post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We and our third-party manufacturers must register and list with FDA as medical device manufacturers and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we and our third-party manufacturers are subject to announced and unannounced inspections by FDA to determine our compliance with quality system regulation and other regulations. We have not yet been inspected by the FDA. We believe that we are in substantial compliance with quality system regulation and other regulations.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, among other things, any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products, new intended uses or other modifications to existing products;

•	withdrawing or suspending premarket approvals that are already granted; and

•	criminal prosecution.

We are subject to announced and unannounced inspections by the FDA and these inspections may include the manufacturing facilities of our subcontractors.

Fraud and Abuse

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General, or OIG, has issued a series of regulations, known as the “safe harbors,” which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued.

However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers”, may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment.

If any of our operations are found to have violated or be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, among them being civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.

The European Union, which consists of 27 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessments. This third-party assessment consists of audits of the manufacturer’s quality system. An assessment by a Notified Body in one country within the European Union is required for each product in order for a manufacturer to commercially distribute the product throughout the European Union. Compliance with voluntary harmonizing standards ISO 9001 and ISO 13845 issued by the ISO establishes the presumption of conformity with the essential requirements for a CE mark. In August 2004, our quality system was certified by Intertek ETL-Semko, a Notified Body, under the European Union Medical Device Directive to be in compliance with ISO standards 9001:2000 and ISO 13485:2003.

Employees

As of December 31, 2007, we had 75 employees, 72 of whom were full-time employees, with 47 employees in sales, marketing, customer service and training, 9 employees in manufacturing, 8 employees in research and development, including 1 part-time employee, 8 employees in general and administrative, including 2 part-time employees, and 3 employees in clinical, regulatory and quality assurance. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

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

We obtained 510(k) clearance to manufacture, market and sell all of our currently U.S. marketed products from the FDA. The FDA’s 510(k) clearance process is less costly and rigorous than the premarket approval, or PMA, process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of our AxiaLIF and AxiaLIF 360° products and the benefits they offer that might have been generated in connection with the PMA process. In addition, we may determine from post-market experience that certain patient characteristics, such as age or preexisting medical conditions, could affect fusion rates, which could lead to misleading or contradictory data on the efficacy of our products. For these reasons, spine surgeons may be slow to adopt our products. Also, we may not be able to generate the comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, any long-term safety or efficacy data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy. These results could reduce demand for our products, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal and regulatory liability and harm to our business reputation.

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

We were incorporated in May 2000 and began commercial sales of our products in early 2005. We have incurred net losses since our inception and through December 31, 2007, we had an accumulated deficit of $30.9 million. To date, we have financed our operations primarily through sales of our equity securities and have devoted substantially all of our resources to research and development of our products and the commercial launch of our AxiaLIF products. We expect our expenses to increase significantly in connection with our additional clinical trials and research and development activities, as well as to support the expansion of our sales and marketing efforts. Additionally, our general and administrative expense will increase due to the additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity and we may never achieve or sustain profitability.

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

We commercially launched our AxiaLIF product in 2005 and our AxiaLIF 360° product in 2006 and have limited experience marketing and selling our products. We utilize a hybrid model of independent sales agents and direct sales representatives for product sales in the United States and rely solely on third-party distributors for international sales. As of December 31, 2007, we employed 29 direct sales representatives and expect that we will need to increase that number significantly to continue to grow our business. We have limited experience managing a direct sales force, which can be an expensive and time consuming process. If we are unable to sufficiently increase the number of direct sales representatives and efficiently manage those individuals, our sales will suffer. We also rely on marketing arrangements with independent sales agents in the United States and independent distributors in Europe, in particular their sales and service expertise and relationships with the customers in the marketplace. We do not control, nor monitor the marketing practices of, our independent sales agents or distributors and they may not be successful in implementing our marketing plans or complying with applicable laws regarding marketing practices. Independent distributors and sales agents may terminate their relationship with us, or devote insufficient sales efforts to our products. Our failure to maintain our existing relationships with our independent sales agents or distributors, or our failure to recruit and retain additional skilled independent sales distributors and sales agents or directly-employed sales professionals, could have an adverse effect on our operations.

Our future success depends on our ability to develop, receive regulatory clearance or approval, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

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

We have several product candidates in our development pipeline, including our Percutaneous Nucleus Replacement, or PNR, and Partial Disc Replacement, or PDR, devices which we expect will require a PMA from the FDA. In addition, the FDA has indicated that our two-level AxiaLIF 2L implant, which we anticipate will require 510(k) clearance, will require additional safety and efficacy data beyond the typical 510(k) requirements prior to clearance. In December 2007, we submitted our 510(k) to the FDA for our AxiaLIF 2L product. We expect that we would receive comments from the FDA within 90 days of the filing, and we believe that is likely that we will need to respond to questions from the FDA prior to clearance. These responses could include the need for additional clinical data. A PMA application must be supported by extensive information including, technical data, preclinical and clinical trial data, and manufacturing and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval for our products requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans for their intended uses. Clinical testing is expensive, typically takes many years and has an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed or halted for numerous reasons, including, but not limited to, the following:

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

Sales of our products outside the United States represented 8.4% of our revenue in 2007. Through December 31, 2007, we have sold our products in the following countries outside of the United States: United Kingdom, Italy, Sweden, Austria, Australia, Germany, Switzerland, Turkey, the Netherlands, Belgium, Israel and Hong Kong. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

If we need additional funding, we may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

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

We believe that our existing cash and cash equivalent balances and cash receipts generated from sales of our products, will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our future funding requirements will depend on many factors, including:

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA. The FDA will clear marketing of a non-exempt lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other legally marketed products not requiring PMA approval. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed device, require a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Our currently commercialized products have been cleared through the 510(k) process. However, we expect to submit a PMA for each of our PNR and PDR devices currently under development. In addition, the FDA has indicated that our two-level AxiaLIF 2L implant, which we anticipate will require 510(k) clearance, will require additional safety and efficacy data beyond that typically required for a 510(k) clearance. The AxiaLIF 2L implant was submitted to the FDA in December 2007, and the FDA may ask additional questions, including a request for additional clinical data.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and labeling and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the Quality System Regulations, or QSR, and MDD regulations, which may include ISO standards, for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies enforce the QSR and ISO regulations through inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of options, the market price of our common stock could decline. At December 31, 2007, we had 19,843,941 shares of common stock outstanding. Of these shares, only the 6,325,000 shares of our common stock sold in the initial public offering are freely tradable, without restriction, in the public market. Our underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to contractual lock-ups to sell shares prior to the expiration of their lock-up agreements. Thus, there will be 13,518,941 shares of our common stock eligible for sale beginning April 21, 2008, upon the expiration of lock-up arrangements between our stockholders and underwriters, although these lock-up agreements may be extended for up to an additional 34 days under certain circumstances. After the lock-up agreements expire, these shares will be eligible for sale in the public market, of which 9,986,828 shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, the 2,320,281 shares of our common stock that are subject to outstanding options as of December 31, 2007 will be eligible for sale in the public market to the extent permitted by the provisions of the various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or it is perceived they will be sold, the trading price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

At December 31, 2007, our officers, directors and principal stockholders, each holding more than 5% of our common stock, collectively controlled approximately 65.4% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 30,000 square feet of space in a single-user building located in an industrial park in Wilmington, North Carolina. Of that amount, approximately 12,200 square feet are used for manufacturing and warehousing, approximately 5,700 square feet are used for office space, approximately 500 square feet are used for research and development activities, and approximately 11,600 square feet are available as expansion space. This lease expires in June 2010. We believe our current facilities will be sufficient to meet our needs through at least that time.

Item 3.	Legal Proceedings.

We are not currently party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 5, 2007, prior to, but in connection with, our initial public offering, our stockholders adopted resolutions by written consent in compliance with Section 228 of the General Corporation Law of the State of Delaware approving an amendment to our Fourth Amended and Restated Certificate of Incorporation in order to effect a 0.9-for-1 reverse stock split of our outstanding shares of common stock and preferred stock, and to reduce the authorized number of shares of common stock and preferred stock to 17,100,000 and 10,793,165, respectively.

Stockholders holding 12,101,160 shares of common stock (on an as-if converted into common stock and post-split basis), or approximately 89.4% percent of the shares outstanding at that time, consented to all of the foregoing. The shares voted by written consent in favor of the foregoing measures were sufficient to approve each measure.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “TSON.” The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the period beginning on October 17, 2007, the day we began trading, and ending on December 31, 2007. Prior to October 17, 2007, there was no identifiable public market for our common stock.

	Price Range
	High	Low

Fiscal 2007:
Fourth Quarter (from October 17, 2007)	$26.48	$15.83

The closing price for our common stock as reported by the NASDAQ Global market on March 13, 2008 was $9.16 per share.

As of March 13, 2008, we had approximately 86 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Uses of Proceeds from Sale of Registered Securities

On October 22, 2007, we completed our initial public offering of 6,325,000 shares of common stock (inclusive of 825,000 shares sold to the underwriters upon exercise of their over-allotment option) at the initial public offering price of $15.00 per share. We effected the offering through a Registration Statement on Form S-1 (Registration No. 333-144802), which was declared effective by the SEC on October 16, 2007, and through a Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act (Registration No. 333-146753), which became effective upon filing on October 17, 2007 pursuant to Rule 462(b) (collectively, the “Registration Statement”). The offering commenced on October 17, 2007 and terminated on October 22, 2007 after all of the 6,325,000 shares of common stock registered under the Registration Statement were sold. Our initial public offering resulted in aggregate proceeds to us of approximately $86.7 million, net of underwriting discounts and commissions of approximately $6.6 million and offering expenses of approximately $1.6 million. Lehman Brothers Inc. and Piper Jaffray & Co. acted as joint book-running managers for the offering with Cowen and Company, LLC and Wachovia Capital Markets, LLC acting as co-managers.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to others.

As of December 31, 2007, we had used approximately $5.0 million of the net proceeds for sales, marketing and general administrative activities and $1.0 million for research and development activities.

We intend to use the remaining net proceeds of our initial public offering to support the commercialization of our existing and future products and to support our research and development activities, clinical trials, regulatory approvals and for capital expenditures, working capital and other general corporate purposes. We have invested the net proceeds from our initial public offering in money-market funds and short-term, investment-grade interest-bearing securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b) under the Act. As of the date of this report, we cannot specify with certainty all of the particular uses for the net proceeds received in connection with our initial public offering. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our product development efforts, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. Accordingly, our management will have broad discretion in the application of the net proceeds and investors will be relying on the judgment of our management regarding the application of the proceeds of the offering.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average Exercise	Under Equity
	Issued Upon Exercise	Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a)

Plan category
Equity compensation plans approved by security holders	2,320,281	$3.22	1,133,057
Equity compensation plans not approved by security holders	—	—	—

Total	2,320,281	$3.22	1,133,057

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 17, 2007 (the date our common stock began trading on the NASDAQ Global Market) through December 31, 2007 to that of the cumulative return over such period for (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in our common stock at the closing market price on the first day of trading, and that any dividends have been reinvested. We have not paid any dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

The material in the above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this report and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporate this performance graph by reference therein.

Item 6.	Selected Financial Data.

The selected financial data has been derived from our audited financial statements. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes included elsewhere in this report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share data)

Statements of Operations Data:
Revenue	$16,473	$5,812	$1,469	$—	$—
Cost of revenue	3,042	1,580	386	—	—

Gross profit	13,431	4,232	1,083	—	—

Operating expenses
Research and development	4,785	4,246	2,444	1,758	1,620
Sales and marketing	15,706	9,288	2,635	746	163
General and administrative	2,901	1,166	1,293	1,117	927

Total operating expenses	23,392	14,700	6,372	3,621	2,710

Operating loss	(9,961)	(10,468)	(5,289)	(3,621)	(2,710)
Interest income	1,384	858	264	150	86
Other income (expense)	—	131	(17)	—	—

Net loss	$(8,577)	$(9,479)	$(5,042)	$(3,471)	$(2,624)

Net loss per common share — basic and diluted	$(1.46)	$(3.91)	$(2.25)	$(1.63)	$(1.28)
Weighted average common shares outstanding — basic and diluted	5,872,008	2,423,223	2,243,018	2,127,855	2,046,753

	December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$93,921	$14,962	$25,994	$6,708	$10,283
Working capital	98,351	17,448	26,696	6,674	10,193
Total assets	102,856	20,004	28,013	7,139	10,461
Preferred stock	—	40,089	40,089	14,544	14,544
Common stock	2	—	—	—	—
Additional paid in capital	130,325	820	219	147	141
Total stockholders’ equity/(deficit)	99,439	(21,529)	(12,654)	(7,680)	(4,215)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included in this report. The following discussion contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this report.

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine. Using this TranS1 approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the degenerative disc. We developed our TranS1 approach to allow spine surgeons to access and treat degenerative lumbar discs without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, short procedure times, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°. In addition, we have developed and currently market in Europe a two-level fusion product, AxiaLIF 2L, for which we have submitted a 510(k) to the FDA, but not yet received clearance in the United States. All of our products are delivered using our TranS1 approach.

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

Since inception, we have been unprofitable. As of December 31, 2007, we had an accumulated deficit of $30.9 million.

We expect to continue to invest in creating a sales and marketing infrastructure for our AxiaLIF and AxiaLIF 360° products in order to gain wider acceptance for these products. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Financial Operations

Revenue

We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative disc disease. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. In the United States, our procedure kits and implants are shipped from inventories at our facility to our direct sales force or independent sales agents for delivery to the hospital or surgical center. We invoice hospitals and surgical centers and revenue is recognized upon notification of product use or implantation. Outside the United States, we determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.

Cost of Revenue

Cost of revenue consists primarily of material and overhead costs related to our AxiaLIF and AxiaLIF 360° instruments and implants. Cost of revenue also includes facilities-related costs, such as rent, utilities and depreciation.

Research and Development

Research and development expenses consist primarily of personnel costs, including stock-based compensation expense, within our product development, regulatory and clinical functions and the costs of clinical studies and product development projects. Research and development expenses also include legal expenses related to the development and protection of our intellectual property portfolio and facilities-related costs. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.

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

Interest Income

Interest income is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the Years Ended December 31, 2007, 2006 and 2005

Revenue.  Revenue increased to $16.5 million in 2007 from $5.8 million in 2006 and $1.5 million in 2005. The $10.7 million increase in revenue from 2006 to 2007 was primarily attributable to an increase in the number of products sold, which we believe resulted from the continued market acceptance of our AxiaLIF and AxiaLIF 360° products. None of this increase was attributable to price increases. Sales of our AxiaLIF 360° product, which began commercialization in the United States in the third quarter of 2006, increased from 53 cases in 2006 to 677 cases in 2007. As a result, average selling prices in the United States increased from approximately $8,200 in 2006 to approximately $9,300 in 2007. In 2007, 2006 and 2005, we recorded 1,591, 661 and 197 domestic AxiaLIF cases, respectively. Additionally, during 2007, we generated $359,000 in revenues from stand alone sales of our percutaneous facet screw system. Our AxiaLIF 360° product began commercialization outside the United States in 2007 and our AxiaLIF 2L began commercialization in Europe in the fourth quarter of 2006, although we did not generate significant revenues from either the AxiaLIF 2L or the AxiaLIF 360° during 2007. The $4.3 million increase in revenue from 2005 to 2006 was primarily attributable to an increase in the number of AxiaLIF procedures performed in the United States, the introduction of AxiaLIF in Europe in the first quarter of 2006 and the commercialization of our AxiaLIF 360° product in the United States in the third quarter of 2006. None of this increase was attributable to price increases. In 2006, our AxiaLIF 360° product generated $530,000 of revenue, which contributed to the improvement in average selling prices in the United States from approximately $7,500 in 2005 to approximately $8,200 in 2006. Revenue generated outside the United States increased to $1.4 million in 2007 from $359,000 in 2006 and zero in 2005. In 2007 and 2006, 92% and 94%, respectively, of our revenues were generated in the United States.

Cost of Revenue.  Cost of revenue increased to $3.0 million in 2007 from $1.6 million in 2006 and $386,000 in 2005. The $1.4 million increase from 2006 to 2007 and the $1.2 million increase from 2005 to 2006 were primarily the result of higher material and overhead costs associated with increased sales volumes of our AxiaLIF and AxiaLIF 360° products. As a percentage of revenue, cost of revenue was 18.5% in 2007, 27.2% in 2006 and 26.3% in 2005. The decrease in cost of revenue as a percentage of revenue from 2006 to 2007 was primarily attributable to increased efficiencies associated with higher production and sales volumes, partially offset by an increase in the volume of lower margin sales outside the United States. The increase in cost of revenue as a percentage of revenue from 2005 to 2006 was primarily attributable to the introduction of lower margin sales outside the United States, partially offset by increased efficiencies associated with higher production and sales volumes.

Research and Development.  Research and development expenses increased to $4.8 million in 2007 from $4.2 million in 2006 and $2.4 million in 2005. The $539,000 increase in expense from 2006 to 2007 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $572,000 and increased cost of $470,000 related to the enhancement of our intellectual property portfolio, partially offset by reductions in project related research and development and clinical trial costs of $414,000 and occupancy costs of $103,000. The $1.8 million increase in expense in 2006 compared to 2005 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $616,000, increases in project related research and development and clinical trial costs of $891,000, increases in occupancy costs of $191,000 and increased cost of $86,000 related to the enhancement of our intellectual property portfolio.

Sales and Marketing.  Sales and marketing expenses increased to $15.7 million in 2007 from $9.3 million in 2006 and $2.6 million in 2005. The increase in expense from 2006 to 2007 of $6.4 million was primarily attributable to increased personnel related costs, including commissions and stock-based compensation expense, of $5.4 million, as we continued to build out our sales and marketing organization in order to continue to drive market acceptance of our AxiaLIF products, increased training costs of $352,000 and increased promotional activities of $361,000. The increase in expenses from 2005 to 2006 of $6.7 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $4.9 million, as we grew our sales and marketing organization in conjunction with increased product sales and our entry into the European marketplace, increased training of $1.1 million and increased promotional activities of $416,000.

General and Administrative.  General and administrative expenses increased to $2.9 million in 2007 from $1.2 million in 2006, which was a decrease from $1.3 million in 2005. The increase in expenses from 2006 to 2007 of $1.7 million was primarily attributable to increased personnel related costs, including stock-based compensation expenses, of $828,000, increased professional fees related to planning and preparation for our initial public offering of $500,000, increased occupancy cost of $252,000 and increased directors and officers insurance expense of $83,000. The decrease in expenses from 2005 to 2006 was primarily due to increased absorption of overhead costs, as we ramped production, of $383,000. These costs had previously been expensed as period costs resulting from excess capacity. We also saw an increase in personnel related costs, including stock-based compensation expense, of $287,000 and a decrease in professional fees of $99,000.

Other and Interest Income (Expense).  Other and interest income increased to $1.4 million in 2007 from $989,000 in 2006 and $247,000 in 2005. The increase of $0.4 million in other and interest income from 2006 to 2007 was primarily due to interest income on higher average cash and investment balances from the net proceeds to the Company of $86.7 million from our October 2007 IPO. The increase of $742,000 in other and interest income from 2005 to 2006 was primarily due to interest income on higher average cash and investment balances as a result of the sale of $25.5 million of series C preferred stock in September 2005.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of December 31, 2007, we had an accumulated deficit of $30.9 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our October 2007 initial public offering were approximately $86.7 million, after deducting underwriting discounts, commissions and offering expenses.

As of December 31, 2007, we did not have any outstanding debt financing arrangements, we had working capital of $98.4 million and our primary source of liquidity was $93.9 million in cash, cash equivalents and investments. We currently invest our cash and cash equivalents primarily in money market funds and high grade commercial paper. We currently place our short-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds and commercial paper.

Cash, cash equivalents and short-term investments increased from $15.0 million at December 31, 2006 to $93.9 million at December 31, 2007. The increase of $78.9 million was primarily the result of the net proceeds to the Company from our October 2007 initial public offering of approximately $86.7 million partially offset by cash used in operations of $7.3 million and purchases of property and equipment of $514,000.

Cash, cash equivalents and short-term investments decreased from $26.0 million at December 31, 2005 to $15.0 million at December 31, 2006. This decrease of $11.0 million was primarily the result of net cash used in operating activities of $10.4 million and purchases of property and equipment of $609,000.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $7.3 million in 2007, $10.4 million in 2006 and $5.7 million in 2005. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash items, such as depreciation and stock-based compensation expense, and increases in working capital requirements to support the introduction and increased market acceptance of our AxiaLIF product. The increases in working capital requirements for each of the periods were driven by the growth in inventories to support forecasted demand and the increases in accounts receivable resulting from increasing revenues exceeding cash inflow from customer collections.

Net Cash Used in Investing Activities. Net cash used in investing activities was $19.8 million in 2007, $5.1 million in 2006 and $6.1 million in 2005. For each of these periods, net cash used in investing activities reflected the purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities, and purchases or sales and maturities of short-term investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in 2007 was $86.8 million. There was no significant net cash provided by financing activities in 2006. Net cash provided by financing activities in 2005 was $25.6 million. The $86.8 million in net cash provided by financing activities in 2007 was due to the net proceeds to the Company of our October 2007 initial public offering of 6,325,000 shares of our common stock, resulting in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses, of approximately $86.7 million and $161,000 in proceeds from the issuance of shares of our common stock upon the exercise of stock options. The $25.6 million in net cash provided by financing activities in 2005 was due to the net proceeds from the sale of $25.5 million in shares of our series C preferred stock and $68,000 in proceeds from the issuance of shares of our common stock upon the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations

The following table discloses information about our contractual obligations by the year in which payments are due as of December 31, 2007:

	Payments Due by Year
		Less
		Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Operating leases(1)	$411	$157	$254	$—	$—

(1)	We rent office space under an operating lease which expires in 2010.

There have been no material changes to our contractual obligations in the year ended December 31, 2007.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any outstanding debt or available debt financing arrangements or off-balance sheet liabilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use customer purchase orders to determine the existence of an arrangement. We use documents from our sales agents to verify that product has been delivered and title has transferred. In the United States, we deem title to transfer upon implantation of our products. Outside the United States, we assess title transfer on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has right of return for defective products and, accordingly, title is deemed to transfer upon shipment of our products to our independent distributors. We assess whether the fee is fixed or determinable based on the terms of the agreement associated with the transaction. In order to determine whether collection is reasonably assured we assess a number of factors, including past transaction history with the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

Accounts Receivable and Allowances.  We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. We make estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience and changes in customers’ financial condition. Management uses its best judgment, based on the best available facts and circumstances, and records a reserve against the amounts due to reduce the receivable to the amount that is expected to be collected. These reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.

Inventory.  We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Costs are monitored on an annual basis and updated as necessary to reflect changes in supplier costs and the rate of our overhead absorption is adjusted based on projections of our manufacturing department costs and production plan. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to obsolescence, usage, or we deem we hold excessive levels of inventory based on market demand.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2007 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Stock-Based Compensation.  Through December 31, 2005, we accounted for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, Financial Accounting Standards Board, and related interpretations. In accordance with APB No. 25, stock-based compensation was calculated using the intrinsic value method and represented the difference between the deemed per share market price of our common stock and the per share exercise price of the stock option. Based on this method, we did not incur any compensation expense under APB No. 25. For periods prior to January 1, 2006, we have complied with the disclosure-only provisions of SFAS 123. Effective January 1, 2006, we adopted SFAS 123(R) using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. The fair value of stock options was estimated using a Black-Scholes option pricing model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ materially from our expectations.

Recent Accounting Pronouncements

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets and liabilities, for which it is effective for fiscal years beginning after November 15, 2008. The provisions of SFAS 157 are not expected to have an impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have an impact on our financial statements.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at December 31, 2007 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2007, we have not used derivative instruments or engaged in hedging activities.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2007, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2007, and delivered to stockholders in connection with our annual meeting of stockholders.

The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this report and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

With the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this report under the heading “Securities Authorized For Issuance under Equity Compensation Plans” and incorporated herein by reference, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2007, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2007, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2007, and delivered to stockholders in connection with our annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements

(1) Index to Financial Statements

(2) Financial Statement Schedules: Schedule II — Valuation Accounts

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits filed with this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement schedules, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TranS1 Inc.

Date: March 25, 2008	By: /s/ Richard Randall Richard Randall President and Chief Executive Officer

Date: March 25, 2008	By: /s/ Michael Luetkemeyer Michael Luetkemeyer Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Randall and Michael Luetkemeyer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Randall Richard Randall	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2008

/s/ Michael Luetkemeyer Michael Luetkemeyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008

/s/ Jonathan Osgood Jonathan Osgood	Director	March 25, 2008

/s/ Mitchell Dann Mitchell Dann	Director	March 25, 2008

/s/ James Shapiro James Shapiro	Director	March 25, 2008

/s/ Michael Carusi Michael Carusi	Director	March 25, 2008

/s/ Joseph Slattery Joseph Slattery	Director	March 25, 2008

TranS1 Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TranS1 Inc.:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TranS1 Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 8 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 21, 2008

TranS1 Inc.

Balance Sheets

	December 31,
	2007	2006
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$64,676	$5,034
Short-term investments	29,245	9,928
Accounts receivable, net	3,225	1,620
Inventory	4,025	2,080
Prepaid expenses and other assets	597	230

Total current assets	101,768	18,892
Property and equipment, net	1,088	1,112

Total assets	$102,856	$20,004

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,631	$843
Accrued expenses	1,786	601

Total current liabilities	3,417	1,444

Preferred Stock:
Series A convertible preferred stock, $0.0001 par value; zero and 1,125,000 shares authorized, issued and outstanding at December 31, 2007 and 2006, respectively	—	956
Series AA convertible preferred stock, $0.0001 par value; zero and 1,260,000 shares authorized and zero and 1,259,999 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	1,694
Series B convertible preferred stock, $0.0001 par value; zero and 4,909,091 shares authorized and zero and 4,909,082 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	11,894
Series C convertible preferred stock, $0.0001 par value; zero and 3,499,091 shares authorized and zero and 3,499,084 shares issued and outstanding at December 31, 2007 and 2006, respectively	—	25,545
Commitments (Note 5)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 and 17,100 000 shares authorized at December 31, 2007 and 2006, respectively; 19,843,941 and 2,435,484 shares issued and outstanding at December 31, 2007 and 2006, respectively	2	—
Additional paid-in capital	130,325	820
Notes receivable for common stock	—	(38)
Accumulated deficit	(30,888)	(22,311)

Total stockholders’ equity (deficit)	99,439	(21,529)

Total liabilities and stockholders’ equity (deficit)	$102,856	$20,004

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue	$16,473	$5,812	$1,469
Cost of revenue	3,042	1,580	386

Gross profit	13,431	4,232	1,083

Operating expenses:
Research and development	4,785	4,246	2,444
Sales and marketing	15,706	9,288	2,635
General and administrative	2,901	1,166	1,293

Total operating expenses	23,392	14,700	6,372

Operating loss	(9,961)	(10,468)	(5,289)
Interest income	1,384	858	264
Other income (expense)	—	131	(17)

Net loss	$(8,577)	$(9,479)	$(5,042)

Net loss per common share — basic and diluted	$(1.46)	$(3.91)	$(2.25)

Weighted average common shares outstanding — basic and diluted	5,872	2,423	2,243

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Statements of Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-In	Notes	Accumulated	Stockholders’
	Number	Amount	Capital	Receivable	Deficit	Equity (Deficit)
	(In thousands, except share data)

Balance at December 31, 2004	2,148,035	$—	$148	$(38)	$(7,790)	$(7,680)
Issuance of common stock from exercised options	263,738		71	(3)		68
Net loss					(5,042)	(5,042)

Balance at December 31, 2005	2,411,773	—	219	(41)	(12,832)	(12,654)
Issuance of common stock from exercised options	23,711		2	3		5
Stock-based compensation			599			599
Net loss					(9,479)	(9,479)

Balance at December 31, 2006	2,435,484	—	820	(38)	(22,311)	(21,529)
Issuance of common stock from exercised options	290,292	—	123			123
Issuance of common stock from initial public offering	6,325,000	1	86,658			86,659
Conversion of preferred stock to common stock	10,793,165	1	40,088			40,089
Stock-based compensation			2,636			2,636
Repayment of note receivable				38		38
Net loss					(8,577)	(8,577)

Balance at December 31, 2007	19,843,941	$2	$130,325	$—	$(30,888)	$99,439

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(8,577)	$(9,479)	$(5,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	540	237	106
Stock-based compensation	2,636	599	—
Allowance for excess and obsolete inventory	306	350	57
Provision for bad debts	95	64	—
Disposal of fixed assets	—	—	17
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,700)	(1,120)	(564)
Increase in inventory	(2,251)	(1,846)	(457)
Increase in prepaid expenses	(367)	(99)	(76)
Increase in accounts payable	788	508	280
Increase in accrued liabilities	1,185	358	23

Net cash used in operating activities	(7,345)	(10,428)	(5,656)

Cash flows from investing activities:
Purchase of property and equipment	(516)	(609)	(672)
Purchases of short-term investments	(30,687)	(13,925)	(5,449)
Sales of short-term investments	11,370	9,447	—

Net cash used in investing activities	(19,833)	(5,087)	(6,121)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	—	25,545
Proceeds from issuance of common stock	86,820	5	68

Net cash provided by financing activities	86,820	5	25,613

Net increase (decrease) in cash and cash equivalents	59,642	(15,510)	13,836
Cash and cash equivalents, beginning of period	5,034	20,544	6,708

Cash and cash equivalents, end of period	$64,676	$5,034	$20,544

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock	$40,089

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Financial Statements

1.	Organization

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated on June 28, 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine. The Company has developed and currently markets in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°. In addition, the Company has developed and currently markets in Europe a two-level fusion product, AxiaLIF 2L, which has not yet been approved in the United States. All of the Company’s products are delivered using its TranS1 approach. The AxiaLIF product was commercially released in January 2005, the AxiaLIF 360° product was commercially released in July 2006 and the AxiaLIF 2L product was commercially released in Europe in the fourth quarter of 2006. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and independent distributors outside the United States.

The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, product liability, and the dependence on key individuals.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31. On October 5, 2007, the Company’s Board of Directors approved an amendment to the Company’s existing certificate of incorporation effecting a 0.9-for-1 reverse stock split. All share and per share information in the accompanying financial statements and notes to the financial statements has been retroactively restated to reflect the effect of the stock split.

On October 22, 2007, all of the outstanding preferred shares were converted into 10,793,165 common shares and the Company completed its initial public offering of 6,325,000 shares of common stock, at an offering price of $15.00 per share. The net proceeds of this offering, after deducting the underwriting discounts, commissions and offering expenses, were approximately $86.7 million.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal estimates relate specifically to inventory reserves, stock-based compensation and accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, corporate notes and commercial paper. Cash equivalents are carried at fair market value. Related unrealized gains and losses were insignificant as of December 31, 2007 and 2006.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Investments

All marketable investments are classified as available-for-sale and therefore are carried at fair market value. Related unrealized gains and losses were insignificant as of December 31, 2007 and 2006. Realized gains and losses on the sale of all such investments are reported in earnings and computed using the specific identification cost method and were insignificant for the years ended December 31, 2007 and 2006. All of the Company’s investments as of December 31, 2007 have maturities of one year or less. The following table presents the components of the Company’s available-for-sale investments:

	December 31,
	2007	2006
	(In thousands)

Commercial paper	$14,117	$3,622
Corporate debt securities	8,695	4,113
Asset backed securities	6,433	400
U.S. government securities	—	1,793

Total short-term investments	$29,245	$9,928

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable at December 31, 2007 and 2006 approximated their fair values due to the short-term nature of these items.

Accounts Receivable

Accounts receivable are presented net of an allowance for uncollectible accounts. Estimates on the collectability of customer accounts are based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The following table presents the components of accounts receivable:

	December 31,
	2007	2006
	(In thousands)

Gross accounts receivable	$3,335	$1,649
Allowance for uncollectible accounts	(110)	(29)

Total accounts receivable, net	$3,225	$1,620

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company places cash deposits with a federally insured financial institution, in amounts which at times exceed the federally insured limit of $100,000. The total amount of deposits in excess of federally insured limits was $2,656,000 and $44,000 at December 31, 2007 and 2006, respectively.

In 2007, no customer accounted for 10% or more of revenues. In 2006, one customer, Christ Hospital in Cincinnati, Ohio, , accounted for 11% of revenues. In 2005, two customers, Christ Hospital and Faith Regional Health Services in Norfolk, Nebraska, accounted for 16% and 11%, respectively, of revenues. As of December 31, 2007, no single customer accounted for 10% or more of the accounts receivable balance. As of December 31, 2006, one customer, University Medical Center in Las Vegas, Nevada, accounted for 12% of the accounts receivable balance.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Inventories

Inventories consist of the following:

	December 31,
	2007	2006
	(In thousands)

Raw materials	$212	$147
Work-in-process	2,189	1,080
Finished goods	1,624	853

Total inventories	$4,025	$2,080

Inventories are stated at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to obsolescence, usage, or the Company determines that it holds excessive levels of inventory based on market demand.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment held under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

The estimated useful lives are as follows:

Furniture and fixtures	5-10 years
Equipment	3-5 years
Other depreciable assets	2-10 years
Leasehold improvements	Lesser of estimated useful life or lease term

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101 as amended by SAB No. 104. The Company recognizes revenue based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) the delivery of the products and/or services has occurred (title has transferred); (iii) the selling price has been fixed for the products or services delivered; and (iv) the collection is reasonably assured. Revenue is generated from the sale of implants and procedure kits, which consists of disposable instruments. The Company has two distinct sale methods. The first method is when procedure kits are sold directly to hospitals or surgical centers. The Company’s sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. The Company recognizes revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. The Company determines revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor

TranS1 Inc.

Notes to Financial Statements — (Continued)

agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and are included in the cost of revenue. These costs are not reimbursed by the Company’s customers.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs, including stock-based compensation expense in 2007 and 2006, sales commissions paid to the Company’s direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities, and participation in medical conferences. All costs of advertising and promotional activities are expensed as incurred.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, including stock-based compensation expense in 2007 and 2006, within the Company’s product development, regulatory and clinical functions and the costs of clinical studies and product development projects. Research and development expenses also include legal expenses related to the development and protection of the Company’s intellectual property portfolio and facilities-related costs. Research and development expenses are expensed as incurred.

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to the Company.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and followed the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price. Employee stock-based compensation determined under APB 25 is recognized over the option vesting period.

The weighted-average fair value of options granted to employees was $0.18 for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment, which supersedes its previous accounting under APB 25. SFAS 123R requires the recognition of compensation expense, using a fair-value-based

TranS1 Inc.

Notes to Financial Statements — (Continued)

method, for costs related to all share-based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statements recognition purposes, SFAS 123R shall be applied to option grants or modifications to existing options after the required effective date. For options granted prior to the new SFAS 123R effective date and for which the requisite service period has not been performed as of January 1, 2006, the Company will continue to apply the intrinsic value provisions of APB 25 on the remaining unvested awards. All options granted after January 1, 2006 will be expensed on a straight-line basis over the vesting period.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The value of the equity instruments is charged to earnings over the term of the service agreement.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share (“Diluted EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options and conversion of convertible preferred stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Year Ended December 31,
	2007	2006	2005

Convertible preferred stock	—	10,793,165	10,793,165

Weighted average stock options outstanding	1,928,495	1,213,938	985,990

Segment and Geographic Reporting

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable segments as of December 31, 2007, 2006 or 2005.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Revenue by geographic area was:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$15,085	$5,453	$1,469
Europe	1,183	359	—
Other	205	—	—

	$16,473	$5,812	$1,469

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets and liabilities, for which it is effective for fiscal years beginning after November 15, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The provisions of SFAS 157 are not expected to have an impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are not expected to have an impact on the Company’s financial statements.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)

Furniture and fixtures	$139	$115
Equipment	1,136	682
Computer software	300	158
Leasehold improvements	330	314
Tools	73	73
Construction in process	23	143

	2,001	1,485
Less: accumulated depreciation and amortization	(913)	(373)

	$1,088	$1,112

TranS1 Inc.

Notes to Financial Statements — (Continued)

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $540,000, $237,000, and $106,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)

Commissions	$561	$209
Bonus	426	167
Legal and professional fees	277	50
Travel & entertainment	127	—
Vacation	95	73
Clinical	94	69
Consulting	59	13
Other	147	20

Total accrued expenses	$1,786	$601

5.	Lease Obligations

The Company rents office space under the terms of an operating lease, which expires in 2010.

Future minimum lease payments under operating lease obligations at December 31, 2007 are as follows (in thousands):

Year ending December 31,
2008	$157
2009	161
2010	93
2011	—
2012 and after	—

$411

Rent expense related to operating leases for the years ended December 31, 2007, 2006 and 2005 was $152,000, $148,000 and $87,000, respectively.

6.	Stockholders’ Equity

At December 31, 2007, the Company’s Amended and Restated Certificate of Incorporation, which was adopted in connection with the Company’s initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock with a par value of $0.0001, of which 19,843,941 shares were issued and outstanding, and up to 5,000,000 shares were designated as preferred stock with a par value of $0.0001, of which no shares were issued and outstanding.

Preferred Stock

Prior to the Company’s initial public offering, the Company had authorized 27,893,181 shares of capital stock of which 17,100,000 shares were designated common stock with a par value of $0.0001 and

TranS1 Inc.

Notes to Financial Statements — (Continued)

10,793,182 shares were designated preferred stock with a par value of $0.0001. Of the 10,793,182 shares of preferred stock, 1,125,000 shares had been designated Series A Convertible Preferred Stock (“Series A”), 1,260,000 shares had been designated Series AA Convertible Preferred Stock (“Series AA”), 4,909,091 shares had been designated Series B Convertible Preferred Stock (“Series B”), and 3,499,091 shares had been designated Series C Convertible Preferred Stock (“Series C”).

On September 15, 2000, the Company issued 1,125,000 shares of Series A for proceeds of $956,000, net of issuance costs of $44,000. On March 14, 2002, the Company issued 1,259,999 shares of Series AA for proceeds of $1,694,000, net of issuance costs of $56,000. On April 17, 2003, the Company issued 4,909,082 shares of Series B for proceeds of $11,894,000, net of issuance costs of $105,000. On September 20, 2005, the Company issued 3,499,084 shares of Series C for proceeds of $25,545,000, net of issuance costs of $115,000.

On October 22, 2007, in connection with the closing of the Company’s initial public offering, all of the outstanding preferred shares were converted into 10,793,165 shares of common stock.

Common Stock

The following is a summary of the rights, preferences and terms of the Company’s common stock:

Dividends

Subject to the preferential rights of any series of outstanding preferred stock that may come into existence, dividends may be declared and paid on the common stock from funds lawfully available, as determined by the Company’s Board of Directors.

Voting

The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Company.

Liquidation

Subject to the preferential rights of any series of outstanding preferred stock that may come into existence from time to time, holders of common stock will be entitled to receive all remaining assets of the Company available for distribution to its stockholders.

In 2007, the Company issued approximately 290,000 shares of common stock to employees and consultants for $123,000 upon the exercise of stock options. In 2006, the Company issued 23,711 shares of common stock to three employees and two consultants for $4,400 upon the exercise of stock options. In 2005, the Company issued 263,738 shares of the common stock to three employees and one consultant for $71,000 upon the exercise of stock options.

7.	Stock Incentive Plans and Stock-Based Compensation

2007 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2007 Employee Stock Purchase Plan (the “ESPP”) in July 2007. The ESPP became effective upon the completion of the Company’s initial public offering. A total of 250,000 shares of common stock are available for sale. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in 2008, equal to the lesser of (i) 2.0% of the outstanding shares of common stock on the first day of such fiscal year or (ii) an amount determined by the administrator of the ESPP. The Company’s Compensation Committee administers the ESPP.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Shares shall be offered pursuant to the ESPP beginning in the first offering period, which commenced on October 17, 2007, the first trading day after the date upon which the Company’s Registration Statement on Form S-1, relating to the initial public offering of its common stock, was declared effective by the Securities and Exchange Commission, and will end on May 31, 2008. Thereafter, shares shall be offered pursuant to the ESPP in six-month periods commencing on the first trading day on or after June 1 and December 1 of each year, or on such other date as the administrator may determine.

Our ESPP permits participants to purchase common stock through payroll deductions of up to 10% of their eligible compensation, which includes a participant’s base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 2,500 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The purchase price of the shares will be 95% of the fair market value of Company common stock on the exercise date. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company. Pursuant to SFAS No. 123R, the Company is not required to recognize compensation expense in connection with purchases under the ESPP.

During fiscal year ended December 31, 2007, no shares had been issued to participants under the ESPP.

2000 and 2007 Stock Incentive Plans

The Company established the TranS1 Inc. Stock Incentive Plan in 2000, (as amended, the “2000 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”) in October 2007 (collectively, the “Plans”) . Under the 2000 Plan and the 2007 Plan, the Company may grant options to employees, directors or service providers and contractors for a maximum of 3,159,108 and 1,400,000 shares, respectively, of the Company’s common stock. Options granted under the Plans may be incentive stock options or non-qualified stock options. Non-qualified stock options may be granted to service providers and incentive stock options may be granted only to employees. The exercise periods may not exceed ten years for options. However, in the case of an incentive stock option granted to an optionee who, at the time of the option grant owns stock representing more than 10% of the outstanding shares, the term of the option shall be five years from the date of the grant. The exercise price of incentive stock options cannot be less than 100% of the fair market value per share of the Company’s common stock on the grant date. The exercise price of a nonqualified option under the 2000 Plan and the 2007 Plan shall not be less than 85% and 100%, respectively, of the fair market value per share on the date the option is granted. If an optionee owns more than 10% of the outstanding shares, the exercise price cannot be less than 110% of the fair market value of the stock on the date of the grant. Options granted under the Plans generally vest over periods ranging from three to four years.

TranS1 Inc.

Notes to Financial Statements — (Continued)

The following table summarizes the activity of the Company’s 2000 Plan and 2007 Plan, including the number of shares under options (“Number”) and the weighted average exercise price (“Price”):

	Number	Price

Outstanding as of December 31, 2004	1,033,226	$0.27
Options granted	416,574	0.29
Options exercised	(263,738)	0.28
Options forfeited	—	—

Outstanding as of December 31, 2005	1,186,062	0.27
Options granted	735,373	1.11
Options exercised	(30,273)	0.21
Options forfeited	(49,486)	0.28

Outstanding as of December 31, 2006	1,841,676	0.59
Options granted	843,157	7.77
Options exercised	(290,292)	0.40
Options forfeited	(74,260)	0.46

Outstanding as of December 31, 2007	2,320,281	$3.22

The following table summarizes information about the Company’s stock options at December 31, 2007:

		Weighted	Weighted
		Average	Average	Number of
	Number	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable

$ 0.11 – $0.28	803,351	5.7	$0.22	723,095
$ 1.11 – $2.38	770,410	8.9	1.23	305,135
$ 5.56 – $7.78	497,520	9.4	5.75	9,145
$12.22	189,000	9.7	12.22	—
$19.66	60,000	9.9	19.66	18,125

	2,320,281	8.0	$3.22	1,055,500

The aggregate intrinsic value of outstanding stock options at December 31, 2007 was $30.7 million. At December 31, 2007, the aggregate intrinsic value of exercisable stock options was $16.6 million and their weighted average contractual life was 6.6 years.

Stock-Based Compensation for Non-employees

During 2007, the Company issued options to purchase 50,207 shares of common stock with an average exercise price of $7.52 per share to consultants. These options vest over a range of zero to three years and expire 10 years from the date of issuance. During 2006, the Company issued options to purchase 51,651 shares of common stock with an exercise price of $1.00 per share to consultants. These options vest over a range of zero to three years and expire 10 years from the date of issuance. During 2005, the Company issued options to purchase 93,149 shares of common stock with an exercise price of $0.28 per share to consultants. These options vest over a three year period and expire 10 years from the date of issuance. The Company determined the estimated fair value of the options issued to the consultants using the Black-Scholes pricing model. The Company used the following assumptions in the Black-Scholes pricing model for 2007 grants: 45% volatility, 0% dividend yield, 4.92% risk-free rate and 6 year expected life. The Company used the following assumptions in the Black-Scholes pricing model for 2006 grants: 45% volatility, 0% dividend yield, 4.58%

TranS1 Inc.

Notes to Financial Statements — (Continued)

risk-free rate and 6 year expected life. The Company used the following assumptions in the Black-Scholes pricing model for 2005 grants: 100% volatility, dividend yield-0%, 4.33% risk-free rate and a 10 year expected legal life.

Stock-based compensation expense charged to operations on options granted to non-employees for years ended December 31, 2007, 2006 and 2005 was $1.1 million, $77,000 and $9,400, respectively. As of December 31, 2007, there was $358,000 of total unrecognized compensation costs related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock-Based Compensation on or Subsequent to January 1, 2006

Under SFAS 123R, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. For the period from January 1, 2006 to December 31, 2007, the Company issued employee stock-based awards in the form of stock options. The Company recorded stock-based compensation expense of $1.5 million and $522,000 for the years ended December 31, 2007 and 2006, respectively. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2007 and 2006 was $10.34 and $4.18 per share, respectively. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised for the years ended December 31, 2007 and 2006, was $3.8 million and $114,000, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Prior to the Company’s initial public offering, the Board of Directors, with the assistance of management, performed contemporaneous fair value analyses to determine the fair value of the common stock at the time of the stock option grants. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2007 and 2006:

Expected Life.  The expected life of six years is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 107, which provides guidance regarding the application of SFAS 123R.

Volatility.  Through October 17, 2007, the Company was a private entity with no historical data regarding the volatility of its common stock. Accordingly, the expected volatility used for 2007 and 2006 was based on volatility of similar entities, referred to as “guideline” companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company utilized an expected volatility of 45% for 2007 and 2006.

Risk-Free Interest Rate.  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The risk-free rate was 4.92% and 4.58% for 2007 and 2006, respectively.

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures.  SFAS 123R also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If the

TranS1 Inc.

Notes to Financial Statements — (Continued)

Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

As of December 31, 2007, there was $6.5 million of total unrecognized compensation costs related to non-vested stock option awards granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 3.27 years.

8.	Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	2007	2006	2005
	(In thousands)

Deferred tax assets
Domestic net operating loss carryforwards	$8,615	$7,584	$4,761
Inventory	177	—	—
Fixed assets	84	—	—
Other	80	3	3
Research and development credit	568	624	402

Total deferred tax assets	9,524	8,211	5,166
Valuation allowance for deferred assets	(9,524)	(8,121)	(5,137)

Deferred tax assets	—	90	29

Deferred tax liabilities
Fixed assets	—	90	29

Total deferred tax liabilities	—	90	29

Net deferred tax assets (liabilities)	$—	$—	$—

At December 31, 2007 and 2006, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $24.5 million and $19.9 million, respectively. These net operating loss carryforwards begin to expire in 2021 and 2016 for federal and state tax purposes, respectively. Additionally, as of December 31, 2007, the Company had research credit carryforwards of $812,000 for federal tax purposes. These credit carryforwards begin to expire in 2021. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

TranS1 Inc.

Notes to Financial Statements — (Continued)

A reconciliation of differences between the U.S. federal income tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2007		2006		2005
		% of		% of		% of
	Amount	Net Loss	Amount	Net Loss	Amount	Net Loss
	(In thousands)

Tax at statutory rate	$(3,002)	35.0%	$(3,318)	35.0%	$(1,765)	35.0%
State taxes	(394)	4.6%	(213)	2.2%	(226)	4.5%
Non deductible items	998	(11.6)%	270	(2.8)%	71	(1.4)%
Other	53	(0.6)%	421	(4.3)%	—	—
R&D credits	(115)	1.3%	(144)	1.5%	(97)	1.9%
Change in valuation allowance	2,460	(28.7)%	2,984	(31.5)%	2,017	(40.0)%

Total	$—	0.0%	$—	0.0%	$—	0.0%

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had $1.1 million of unrecognized tax benefits related to the adoption of FIN 48. This would be recorded as a component of income tax expense once the valuation allowance is released. For the year ended December 31, 2007, the Company increased its unrecognized tax benefits by $57,000. The change was recorded as a reduction to the respective deferred tax asset which was reflected as a decrease in the valuation allowance. As of December 31, 2007, the Company had $1.1 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or tax penalties recorded. A reconciliation of the beginning and ending uncertain tax positions is as follows:

Balance at January 1, 2007	$1,057
Gross increases related to current period tax positions	57

Balance at December 31, 2007	$1,114

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Given the losses accumulated to date, periods open for examination are 2001 to 2007 for the primary taxing jurisdictions of the United States and North Carolina. The Company currently does not expect a significant change in the FIN 48 liability in the next 12 months.

TranS1 Inc.

Notes to Financial Statements — (Continued)

9.	Quarterly Data (Unaudited)

The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share data):

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$3,115	$4,072	$4,327	$4,959
Gross profit	2,525	3,203	3,573	4,130
Total operating expenses	4,404	5,794	5,912	7,283
Net loss	$(1,697)	$(2,430)	$(2,214)	$(2,237)
Basic and diluted net loss per common share	$(0.69)	$(0.98)	$(0.87)	$(0.14)

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$968	$1,193	$1,367	$2,284
Gross profit	783	763	1,033	1,652
Total operating expenses	2,887	3,780	3,686	4,346
Net loss	$(1,833)	$(2,760)	$(2,405)	$(2,467)
Basic and diluted net loss per common share	$(0.76)	$(1.14)	$(0.99)	$(1.01)

TRANS1 INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Balance at			Balance at
	Beginning			End of
	of Period	Additions(1)	Deductions(2)	Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2007	$29	$95	$14	$110
Year ended December 31, 2006	—	64	35	29
Year ended December 31, 2005	—	—	—	—

	Balance at			Balance at
	Beginning			End of
	of Period	Additions(3)	Deductions(4)	Period

Inventory Reserve:
Year ended December 31, 2007	$57	$306	$68	$295
Year ended December 31, 2006	10	350	303	57
Year ended December 31, 2005	—	57	47	10

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions(5)	Period

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2007	$8,121	$2,460	$1,057	$9,524
Year ended December 31, 2006	5,137	2,984	—	8,121
Year ended December 31, 2005	3,120	2,017	—	5,137

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales.

(4)	Excess and obsolete inventory written-off against reserve.

(5)	Adjustment for the adoption of FIN 48 on January 1, 2007.

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
3.2		Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10.1		Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.2		Form of Stock Option Agreement under Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.3		2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.4		Form of Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.5		2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.6		Lease, dated March 16, 2005, between TranS1 Inc. and Ellmore Enterprises (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10.7		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10	.7.1	Schedule of Parties to Indemnification Agreement.**
23.1		Consent of Independent Registered Public Accounting Firm.**
24.1		Power of Attorney (included in the signature page).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
32.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.

**	Filed herewith.