Form 10-Q
period 2008-03-31
TRANS1 INC
filed 2008-05-02
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of April 30, 2008 was 20,130,961 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TranS1 Inc.
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$5,978	$3,115
Cost of revenue	1,038	590

Gross profit	4,940	2,525

Operating expenses:
Research and development	1,215	889
Sales and marketing	5,697	3,071
General and administrative	1,407	444

Total operating expenses	8,319	4,404

Operating loss	(3,379)	(1,879)
Interest income	940	182

Net loss	$(2,439)	$(1,697)

Net loss per common share — basic and diluted	$(0.12)	$(0.69)

Weighted average common shares outstanding — basic and diluted	19,930	2,449

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Balance Sheets
(in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$39,003	$64,676
Short-term investments	40,198	29,245
Accounts receivable, net	3,524	3,225
Inventory	3,649	4,025
Prepaid expenses and other assets	628	597

Total current assets	87,002	101,768
Property and equipment, net	1,338	1,088
Long-term investments	12,372	—

Total assets	$100,712	$102,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,746	$1,631
Accrued expenses	1,399	1,786

Total current liabilities	3,145	3,417

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	130,892	130,325
Accumulated deficit	(33,327)	(30,888)

Total stockholders’ equity	97,567	99,439

Total liabilities and stockholders’ equity	$100,712	$102,856

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,439)	$(1,697)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	170	128
Stock-based compensation	523	386
Allowance for excess and obsolete inventory	(1)	45
Provision for bad debts	18	8
Changes in operating assets and liabilities:
Increase in accounts receivable	(317)	(584)
Decrease (increase) in inventory	377	(674)
(Increase) decrease in prepaid expenses	(31)	70
Increase (decrease) in accounts payable	115	(161)
(Decrease) increase in accrued liabilities	(387)	376

Net cash used in operating activities	(1,972)	(2,103)

Cash flows from investing activities:
Purchase of property and equipment	(420)	(124)
Purchases of short-term investments	(20,778)	(1,432)
Sales of short-term investments	9,825	5,800
Purchases of long-term investments	(12,372)	—

Net cash provided by (used in) investing activities	(23,745)	4,244

Cash flows from financing activities:
Proceeds from issuance of common stock	44	8

Net cash provided by financing activities	44	8

Net increase (decrease) in cash and cash equivalents	(25,673)	2,149
Cash and cash equivalents, beginning of period	64,676	5,034

Cash and cash equivalents, end of period	$39,003	$7,183

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated on June 28, 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine and operates in one business segment. The Company has developed and currently markets in the United States and Europe two single-level fusion products, AxiaLIF® and AxiaLIF 360°™. In addition, the Company has developed and currently markets in Europe a two-level fusion product, AxiaLIF 2L™, which received clearance in the United States in April 2008, but has not yet been marketed in the United States. All of the Company’s products are delivered using its TranS1 approach. The AxiaLIF product was commercially released in January 2005, the AxiaLIF 360° product was commercially released in July 2006 and the AxiaLIF 2L product was commercially released in Europe in the fourth quarter of 2006. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and to independent distributors outside the United States.
The Company owns trademark registrations for the marks TranS1® and AxiaLIF® in the United States and the European Union and a trademark registration for the mark AxiaLIF® 2L in the European Union. The Company owns eight pending United States trademark applications in the United States for the following marks: 3D Axial RodTM, TranS1 StructsureTM, AxiaLIF 2LTM, AxiaLIF 360°TM, PNRTM, TranS1 PDRTM, AxiaLIF Apollo and TranS1 Vector, and three pending trademark applications in the European Union for the marks AxiaLIF 360°, PNR and AxiaLIF PDR.
The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory clearance or approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, product liability, and the dependence on key individuals.
2. Basis of presentation
The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to Regulation S-X of the Securities and Exchange Commission (the “SEC”). The financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate specifically to inventory reserves, stock-based compensation and accrued expenses. Actual results could differ from those estimates. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
On October 22, 2007, all of the Company’s outstanding preferred shares were converted into 10,793,165 common shares and the Company completed its initial public offering of 6,325,000 shares of common stock, at an offering price of $15.00 per share. The net proceeds of this offering, after deducting the underwriting discounts, commissions and offering expenses, were approximately $86.7 million.
Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets and liabilities, for which it is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 as of January 1, 2008 did not have an impact on the financial statements of the Company.
In February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect of the implementation of SFAS 157 on its non-financial assets and non-financial liabilities, but does not believe that it will have a material impact on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008; however, no fair value elections were made for any of the Company’s assets or liabilities.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
3. Income taxes
No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.
4. Loss per share
Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing the net loss by the weighted average number of common shares and potential dilutive common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options and conversion of convertible preferred stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2008	2007

Convertible preferred stock	—	10,793,165

Weighted average stock options outstanding	2,357,387	1,594,709

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, corporate notes and commercial paper. Short-term investments consist of corporate notes, asset-backed securities and U.S. government securities. Long-term investments consist of corporate notes.
At March 31, 2008, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sales securities classified as cash equivalents, short-term and long-term investments. SFAS 157 requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly; and Level 3, defined as prices or valuation techniques that require inputs that are supported by little or no market activity.
At March 31, 2008, all available for sale securities are classified as Level 1 assets with a fair value of $91.7 million. The Company has no Level 2 or Level 3 assets or liabilities at March 31, 2008.
6. Accounts receivable, net
The following table presents the components of accounts receivable:

	March 31,	December 31,
	2008	2007
	(In thousands)
Gross accounts receivable	$3,643	$3,335
Allowance for uncollectible accounts	(119)	(110)

Total accounts receivable, net	$3,524	$3,225

7. Inventories
The following table presents the components of inventories:

	March 31,	December 31,
	2008	2007
	(In thousands)
Finished goods	$1,560	$1,624
Work-in-process	1,835	2,189
Raw materials	254	212

Total inventories	$3,649	$4,025

8. Accrued Expenses
Accrued expense consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Commissions	$518	$561
Bonus	178	426
Legal and professional fees	303	277
Travel & entertainment	25	127
Personnel related	201	170
Clinical	94	94
Consulting	9	59
Other	71	72

Total accrued expenses	$1,399	$1,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report and in the financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine. Using this TranS1 approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the degenerative disc. We developed our TranS1 approach to allow spine surgeons to access and treat degenerative lumbar discs without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, short procedure times, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°. In addition, we have developed and currently market in Europe a two-level fusion product, AxiaLIF 2L. We received 510(k) clearance for the AxiaLIF 2L from the FDA in April 2008, but have not yet begun marketing this product in the United States. All of our products are delivered using our TranS1 approach.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received FDA 510(k) clearance for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We received FDA 510(k) clearance for our AxiaLIF 360° product in the United States in the third quarter of 2005 and began commercialization in the United States in the third quarter of 2006. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. For AxiaLIF 360°, we received a CE mark in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We currently sell our products through a direct sales force and independent sales agents in the United States and independent distributors internationally.
We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which we believe allows us to compete with larger volume manufacturers of spine surgery products.
On October 22, 2007, we completed our initial public offering, resulting in net proceeds, after deducting the underwriting discounts, commissions and offering expenses, of approximately $86.7 million.
Since inception, we have been unprofitable. As of March 31, 2008, we had an accumulated deficit of $33.3 million.
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
Financial Operations
Revenue
We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative disc disease. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. In the United States, our procedure kits and implants are shipped from inventories at our facility to our direct sales force or independent sales agents for delivery to the hospital or surgical center. We invoice hospitals and surgical centers and revenue is recognized upon notification of product use or implantation. Outside the United States, we determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is generally recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2007 and 2008
Revenue. Revenue increased from $3.1 million in the three months ended March 31, 2007 to $6.0 million in the three months ended March 31, 2008. The $2.9 million increase in revenue from 2007 to 2008 was primarily attributable to an increase in the number of AxiaLIF products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360 products. None of this increase was attributable to price increases. Sales of our AxiaLIF 360 product, which began commercialization in the United States in the third quarter of 2006, increased from $930,000 in the three months ended March 31, 2007 to $2.1 million in the three months ended March 31, 2008. As a result, average selling prices in the United States increased from approximately $9,000 in the three months ended March 31, 2007 to approximately $9,300 in the three months ended March 31, 2008. In the three months ended March 31, 2007 and 2008 we recorded 312 and 533 domestic AxiaLIF cases, respectively, including 93 AxiaLIF 360 cases in 2007 and 213 AxiaLIF 360 cases in 2008. Additionally, during the three months ended March 31, 2007 and 2008, respectively, we generated $22,000 and $266,000 in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States increased from $294,000 in the three months ended March 31, 2007 to $753,000 in the three months ended March 31, 2008. $309,000 of this increase was attributable to initial stocking shipments to new distributors. Our AxiaLIF 360 product has not yet begun commercialization outside the United States. Our AxiaLIF 2L began commercialization in Europe in the fourth quarter of 2006 and sales of 2L implants outside the United States increased from zero in the three months ended March 31, 2007 to $187,000 in the three months ended March 31, 2008. In the three months ended March 31, 2007 and 2008, 91% and 87%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $590,000 in the three months ended March 31, 2007 to $1.0 million in the three months ended March 31, 2008. The $448,000 increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our AxiaLIF and AxiaLIF 360 products. As a percentage of revenue, cost of revenue decreased from 18.9% in the three months ended March 31, 2007 to 17.4% in the three months ended March 31, 2008. The decrease in cost of revenue as a percent of revenue from 2007 to 2008 was primarily attributable to increased efficiencies associated with higher production and sales volumes, partially offset by an increase in the mix of lower margin sales outside the United States.
Research and Development. Research and development expenses increased from $889,000 in the three months ended March 31, 2007 to $1.2 million in the three months ended March 31, 2008. The $326,000 increase in expense in 2008 compared to 2007 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $160,000 and increases in project related research and development and clinical trial costs of $170,000, partially offset by a reduction of $52,000 of costs related to the enhancement of our intellectual property portfolio.
Sales and Marketing. Sales and marketing expenses increased from $3.1 million in the three months ended March 31, 2007 to $5.7 million in the three months ended March 31, 2008. The increase in expenses from 2007 to 2008 of $2.6 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $2.3 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products and increased training of $260,000.
General and Administrative. General and administrative expenses increased from $444,000 in the three months ended March 31, 2007 to $1.4 million in the three months ended March 31, 2008. The increase in expenses from 2007 to 2008 of $963,000 was primarily due to increased personnel related costs, including stock-based compensation expense, of $262,000, increased professional fees of $316,000, increased Board of Directors fees of $123,000, increased premiums for Directors and Officers Insurance of $100,000 and higher franchise taxes of $79,000.

Interest Income. Interest income increased from $182,000 in the three months ended March 31, 2007 to $940,000 in the three months ended March 31, 2008. The increase of $758,000 in interest income from 2007 to 2008 was primarily due to interest income from the approximately $86.7 million in net proceeds from our initial public offering in October 2007.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of March 31, 2008, we had an accumulated deficit of $33.3 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, the net proceeds from our October, 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to-date, and the net proceeds to the company from our October, 2007 initial public offering were approximately $86.7 million.
As of March 31, 2008, we did not have any outstanding debt financing arrangements, we had working capital of $83.9 million and our primary source of liquidity was $79.2 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market funds and high grade commercial paper. We currently place our short-term and long-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds and commercial paper.
Cash, cash equivalents and short-term investments decreased from $93.9 million at December 31, 2007 to $79.2 million at March 31, 2008. The decrease of $14.7 million was primarily the result of purchases of investments with maturities longer than one year of $12.4 million, net cash used in operating activities of $2.0 million and purchases of property and equipment of $420,000.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $2.0 million in the three months ended March 31, 2008. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and stock-based compensation expense, an increase in accounts receivable resulting from the growth in revenue exceeding cash inflow from customer collections and a net reduction in current liabilities due to the payout of certain items for which the accruals had been building throughout 2007, partially offset by a reduction in inventories.
Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $23.7 million in the three months ended March 31, 2008. This amount reflected purchases or sales and maturities of short-term investments, purchases of long-term investments and purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2008 was $44,000 in proceeds from the issuance of shares of our common stock upon the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash and cash equivalents at March 31, 2008, together with the approximately $86.7 million in net proceeds from our initial public offering and the interest that can be earned on these balances, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property portfolio. We may need to obtain additional funding to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.
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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K filed with the SEC on March 25, 2008. There have been no material changes in any of our accounting policies since December 31, 2007.
New Accounting Standards
In September 2006, the Financial Accounting Standards Board or FASB, issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets and liabilities, for which it is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 as of January 1, 2008 did not have an impact on our financial statements.
In February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the effect of the implementation of SFAS 157 on our non-financial assets and non-financial liabilities, but do not believe that it will have a material impact on our financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement was effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008; however, no fair value elections were made for any of our assets or liabilities.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at March 31, 2008 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2008, we have not used derivative instruments or engaged in hedging activities.
Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2008. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(b) Uses of Proceeds from Sale of Registered Securities
On October 22, 2007, we completed our initial public offering of 6,325,000 shares of common stock (inclusive of 825,000 shares sold to the underwriters upon exercise of their over-allotment option) at the initial public offering price of $15.00 per share. We effected the offering through a Registration Statement on Form S-1 (Registration No. 333-144802), which was declared effective by the SEC on October 16, 2007, and through a Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act (Registration No. 333-146753), which became effective upon filing on October 17, 2007 pursuant to Rule 462(b) (collectively, the “Registration Statement”). The offering commenced on October 17, 2007 and terminated on October 22, 2007 after all of the 6,325,000 shares of common stock registered under the Registration Statement were sold. Our initial public offering resulted in aggregate proceeds to us of approximately $86.7 million, net of underwriting discounts and commissions of approximately $6.6 million and offering expenses of approximately $1.6 million. Lehman Brothers Inc. and Piper Jaffray & Co. acted as joint book-running managers for the offering with Cowen and Company, LLC and Wachovia Capital Markets, LLC acting as co-managers.
No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. All offering expenses were paid directly to third parties.
As of March 31, 2008, we had used approximately $12.1 million of the net proceeds for sales, marketing and general administrative activities and $2.2 million for research and development activities.
We intend to use the remaining net proceeds of our initial public offering to support the commercialization of our existing and future products and to support our research and development activities, clinical trials, regulatory clearances or approvals and for capital expenditures, working capital and other general corporate purposes. We have invested the net proceeds from our initial public offering in money-market funds and short-term and long-term investment-grade interest-bearing securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b) under the Securities Act. As of the date of this report, we cannot specify with certainty all of the particular uses for the net proceeds received in connection with our initial public offering. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our product development efforts, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. Accordingly, our management will have broad discretion in the application of the net proceeds and investors will be relying on the judgment of our management regarding the application of the proceeds of the offering.
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

TranS1 Inc.
Date: May 2, 2008	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: May 2, 2008	By:	/s/ Michael Luetkemeyer
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