Form 10-Q
period 2008-06-30
TRANS1 INC
filed 2008-08-08
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File Number 001-33744
TRANS1 INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	33-0909022
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of August 6, 2008 was 20,470,315 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TranS1 Inc.
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$5,951	$4,072	$11,929	$7,187
Cost of revenue	1,137	869	2,175	1,459

Gross profit	4,814	3,203	9,754	5,728

Operating expenses:
Research and development	1,562	1,390	2,777	2,278
Sales and marketing	7,200	3,765	12,898	6,837
General and administrative	2,039	639	3,445	1,083

Total operating expenses	10,801	5,794	19,120	10,198

Operating loss	(5,987)	(2,591)	(9,366)	(4,470)

Interest income	688	161	1,628	343

Net loss	$(5,299)	$(2,430)	$(7,738)	$(4,127)

Net loss per common share — basic and diluted	$(0.26)	$(0.98)	$(0.39)	$(1.67)

Weighted average common shares outstanding — basic and diluted	20,212	2,483	20,071	2,468

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Balance Sheets
(in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$52,049	$64,676
Short-term investments	21,466	29,245
Accounts receivable, net	3,774	3,225
Inventory	3,964	4,025
Prepaid expenses and other assets	362	597

Total current assets	81,615	101,768

Property and equipment, net	1,337	1,088
Long-term investments	14,276	—

Total assets	$97,228	$102,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,017	$1,631
Accrued expenses	1,535	1,786

Total current liabilities	3,552	3,417

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	132,300	130,325
Accumulated deficit	(38,626)	(30,888)

Total stockholders’ equity	93,676	99,439

Total liabilities and stockholders’ equity	$97,228	$102,856

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,738)	$(4,127)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	369	268
Stock-based compensation	1,854	1,059
Allowance for excess and obsolete inventory	34	85
Provision for bad debts	66	22
Changes in operating assets and liabilities:
Increase in accounts receivable	(615)	(1,735)
Decrease (increase) in inventory	27	(975)
Decrease (increase) in prepaid expenses	235	(254)
Increase in accounts payable	386	180
(Decrease) increase in accrued expenses	(251)	1,029

Net cash used in operating activities	(5,633)	(4,448)

Cash flows from investing activities:
Purchase of property and equipment	(618)	(390)
Purchases of short-term investments	(27,012)	(10,716)
Sales of short-term investments	34,791	16,009
Purchases of long-term investments	(14,276)	—

Net cash provided by (used in) investing activities	(7,115)	4,903

Cash flows from financing activities:
Proceeds from issuance of common stock	121	48

Net cash provided by financing activities	121	48

Net increase (decrease) in cash and cash equivalents	(12,627)	503
Cash and cash equivalents, beginning of period	64,676	5,034

Cash and cash equivalents, end of period	$52,049	$5,537

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated on June 28, 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its proprietary minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine and operates in one business segment. The Company has developed and currently markets in the United States and Europe two single-level fusion products, AxiaLIF® and AxiaLIF 360°™. In addition, the Company currently markets a two-level fusion product, the AxiaLIF 2L™, in the United Sates and Europe. All of the Company’s products are delivered using its TranS1 approach. The AxiaLIF product was commercially released in January 2005, the AxiaLIF 360° product was commercially released in July 2006 and the AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006. The Company received 510(k) clearance for the AxiaLIF 2L™ from the FDA and began marketing this product in the United States in the second quarter of 2008. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and to independent distributors outside the United States.
The Company owns trademark registrations for the marks TranS1® and AxiaLIF® in the United States and the European Union and two trademark registrations for the marks AxiaLIF360° and AxiaLIF® 2L in the European Union. The Company owns eight pending United States trademark applications in the United States for the following marks: 3D Axial RodTM, TranS1 StructsureTM, AxiaLIF 2LTM, AxiaLIF 360°TM, PNRTM, TranS1 PDRTM, AxiaLIF Apollo and TranS1 Vector, and two pending trademark applications in the European Union for the marks PNR and TranS1 PDR.
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
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Convertible preferred stock	—	10,793,165	—	10,793,165

Weighted average stock options Outstanding	2,316,641	2,078,131	2,094,691	1,963,008

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
At June 30, 2008, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sales securities classified as cash equivalents, short-term and long-term investments. SFAS 157 requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly; and Level 3, defined as prices or valuation techniques that require inputs that are supported by little or no market activity.
At June 30, 2008, all available for sale securities are classified as Level 1 assets with a fair value of $87.8 million. The Company has no Level 2 or Level 3 assets or liabilities at June 30, 2008.
6. Accounts receivable, net
The following table presents the components of accounts receivable:

	June 30,	December 31,
	2008	2007
	(In thousands)
Gross accounts receivable	$3,932	$3,335
Allowance for uncollectible accounts	(158)	(110)

Total accounts receivable, net	$3,774	$3,225

7. Inventories
The following table presents the components of inventories:

	June 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$1,510	$1,624
Work-in-process	2,069	2,189
Raw materials	385	212

Total inventories	$3,964	$4,025

8. Accrued Expenses
The following table presents the components of accrued expenses:

	June 30,	December 31,
	2008	2007
	(In thousands)
Commissions	$551	$561
Bonus	353	426
Legal and professional fees	205	277
Travel & entertainment	50	127
Personnel related	243	170
Clinical	20	94
Consulting	88	59
Other	25	72

Total accrued expenses	$1,535	$1,786

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
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease affecting the lower lumbar region of the spine. Using this TranS1 approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the degenerative disc. We developed our TranS1 approach to allow spine surgeons to access and treat degenerative lumbar discs without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, short procedure times, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°, and a two-level fusion product, the AxiaLIF 2L. All of our products are delivered using our TranS1 approach.
From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received FDA

510(k) clearance for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We received FDA 510(k) clearance for our AxiaLIF 360° product in the United States in the third quarter of 2005 and began commercialization in the United States in the third quarter of 2006. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. For AxiaLIF 360°, we received a CE mark in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received 510(k) clearance for the AxiaLIF 2L from the FDA and began marketing this product in the United States in the second quarter of 2008. We currently sell our products through a direct sales force and independent sales agents in the United States and independent distributors internationally.
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
Since inception, we have been unprofitable. As of June 30, 2008, we had an accumulated deficit of $38.6 million.
We expect to continue to invest in creating a sales and marketing infrastructure for our AxiaLIF, AxiaLIF 360° and AxiaLIF 2L products in order to gain wider acceptance for these products. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.
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

Cost of Revenue
Cost of revenue consists primarily of material and overhead costs related to our AxiaLIF, AxiaLIF 360° and AxiaLIF 2L instruments and implants. Cost of revenue also includes facilities-related costs, such as rent, utilities and depreciation.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2007 and 2008
Revenue. Revenue increased from $4.1 million in the three months ended June 30, 2007 to $6.0 million in the three months ended June 30, 2008. The $1.9 million increase in revenue from 2007 to 2008 was primarily attributable to an increase in the number of AxiaLIF products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360° products, and the commercialization of our AxiaLIF 2L product in the United States in the second quarter of 2008. None of this increase was attributable to price increases. Sales of our AxiaLIF 360° product increased from

$1.9 million in the three months ended June 30, 2007 to $2.2 million in the three months ended June 30, 2008. Sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008, were $365,000 in the three months ended June 30, 2008. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,300 in the three months ended June 30, 2007 to approximately $9,500 in the three months ended June 30, 2008. In the three months ended June 30, 2007 and 2008 we recorded 407 and 541 domestic AxiaLIF cases, respectively, including 188 AxiaLIF 360° cases in the second quarter of 2007, and 213 AxiaLIF 360° cases and 24 AxiaLIF 2L cases in the second quarter of 2008. Additionally, during the three months ended June 30, 2007 and 2008 we generated $27,000 and $175,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States increased from $252,000 in the three months ended June 30, 2007 to $649,000 in the three months ended June 30, 2008. $73,000 of this increase was attributable to initial stocking shipments to new distributors. Sales of AxiaLIF 2L implants outside the United States increased from zero in the three months ended June 30, 2007 to $132,000 in the three months ended June 30, 2008. In the three months ended June 30, 2007 and 2008, 94% and 89%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $869,000 in the three months ended June 30, 2007 to $1.1 million in the three months ended June 30, 2008. The $268,000 increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products. As a percentage of revenue, cost of revenue decreased from 21% in the three months ended June 30, 2007 to 19% in the three months ended June 30, 2008. The decrease in cost of revenue as a percent of revenue from 2007 to 2008 was primarily attributable to increased efficiencies associated with higher production and sales volumes, partially offset by an increase in the mix of lower margin sales outside the United States.
Research and Development. Research and development expenses increased from $1.4 million in the three months ended June 30, 2007 to $1.6 million in the three months ended June 30, 2008. The $172,000 increase in expense in 2008 compared to 2007 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $212,000, partially offset by a reduction in project related research and development and clinical trial costs of $49,000.
Sales and Marketing. Sales and marketing expenses increased from $3.8 million in the three months ended June 30, 2007 to $7.2 million in the three months ended June 30, 2008. The increase in expenses from 2007 to 2008 of $3.4 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $1.8 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products, increased travel and entertainment expenses of $0.6 million related to the larger sales force, increased training expense of $0.4 million and increased tradeshow and promotional expenses of $0.3 million.
General and Administrative. General and administrative expenses increased from $0.6 million in the three months ended June 30, 2007 to $2.0 million in the three months ended June 30, 2008. The increase in expenses from 2007 to 2008 of $1.4 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $0.7 million, increased professional fees of $0.4 million, increased premiums for Directors and Officers insurance of $100,000 and increased Board of Directors fees of $55,000.
Interest Income. Interest income increased from $161,000 in the three months ended June 30, 2007 to $688,000 in the three months ended June 30, 2008. The increase of $527,000 in interest income from 2007 to 2008 was primarily due to interest income from the approximately $86.7 million in net proceeds from our initial public offering in October 2007.
Comparison of the Six Months Ended June 30, 2007 and 2008
Revenue. Revenue increased from $7.2 million in the six months ended June 30, 2007 to $11.9 million in the six months ended June 30, 2008. The $4.7 million increase in revenue from 2007 to 2008 was primarily attributable to an increase in the number of AxiaLIF products sold. None of this increase was attributable to price increases. Sales of our AxiaLIF 360° product increased from $2.8 million in the six months ended June 30, 2007 to $4.3 million in the six months ended June 30, 2008. Sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008, were $365,000 in the six months ended June 30, 2008. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,200 in the six months ended June 30, 2007 to approximately $9,400 in the six months ended June 30, 2008. In the six months ended June 30, 2007 and 2008 we recorded 719 and 1,074 domestic AxiaLIF cases, respectively, including 281 AxiaLIF 360° cases in 2007, and 426 AxiaLIF 360° cases and 24 AxiaLIF 2L cases in 2008. Additionally, during the six months ended June 30, 2007 and 2008 we generated $49,000 and $440,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States increased from $546,000 in the six months ended June 30, 2007 to $1.4 million in the six months ended June 30, 2008. $382,000 of this increase was attributable to initial stocking shipments to new distributors. Sales of AxiaLIF 2L implants outside the United States increased from zero in the six months ended June 30, 2007 to $319,000 in the six months ended June 30, 2008. In the six months ended June 30, 2007 and 2008, 92% and 88%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $1.5 million in the six months ended June 30, 2007 to $2.2 million in the six months ended June 30, 2008. The $0.7 million increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products. As a percentage of revenue, cost of revenue decreased from 20% in the six months ended June 30, 2007 to 18% in the six months ended June 30, 2008. The decrease in cost of revenue as a percent of revenue from 2007 to 2008 was primarily attributable to increased efficiencies associated with higher production and sales volumes, partially offset by an increase in the mix of lower margin sales outside the United States.
Research and Development. Research and development expenses increased from $2.3 million in the six months ended June 30, 2007 to $2.8 million in the six months ended June 30, 2008. The $499,000 increase in expense in 2008 compared to 2007 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $394,000 and increases in project related research and development and clinical trial costs of $117,000, partially offset by a reduction of $56,000 of costs related to the enhancement of our intellectual property portfolio.

Sales and Marketing. Sales and marketing expenses increased from $6.8 million in the six months ended June 30, 2007 to $12.9 million in the six months ended June 30, 2008. The increase in expenses from 2007 to 2008 of $6.1 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $3.5 million, increased travel and entertainment expenses of $1.1 million related to the larger sales force, increased training of $0.7 million and increased tradeshow and promotional expenses of $0.4 million.
General and Administrative. General and administrative expenses increased from $1.1 million in the six months ended June 30, 2007 to $3.4 million in the six months ended June 30, 2008. The increase in expenses from 2007 to 2008 of $2.3 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $940,000, increased professional fees of $717,000, increased premiums for Directors and Officers insurance of $201,000, increased Board of Directors fees of $177,000 and higher franchise taxes of $110,000.
Interest Income. Interest income increased from $343,000 in the six months ended June 30, 2007 to $1.6 million in the six months ended June 30, 2008. The increase of $1.3 million in interest income from 2007 to 2008 was primarily due to interest income from the approximately $86.7 million in net proceeds from our initial public offering in October 2007.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of June 30, 2008, we had an accumulated deficit of $38.6 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, the net proceeds from our October, 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to-date, and the net proceeds to the company from our initial public offering were approximately $86.7 million.
As of June 30, 2008, we did not have any outstanding debt financing arrangements, we had working capital of $78.1 million and our primary source of liquidity was $73.5 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market funds and high grade commercial paper. We currently place our short-term and long-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds and commercial paper.
Cash, cash equivalents and short-term investments decreased from $93.9 million at December 31, 2007 to $73.5 million at June 30, 2008. The decrease of $20.4 million was primarily the result of purchases of investments with maturities longer than one year of $14.3 million, net cash used in operating activities of $5.6 million and purchases of property and equipment of $0.6 million.

Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $5.6 million in the six months ended June 30, 2008. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and stock-based compensation expense, an increase in accounts receivable resulting from the growth in revenue exceeding cash inflow from customer collections and a net reduction in accrued expenses due to the payout of certain items for which the accruals had been building throughout 2007, partially offset by smaller changes in prepaid assets and accounts payable due to the timing of activity in those accounts.
Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $7.1 million in the six months ended June 30, 2008. This amount reflected purchases or sales and maturities of short-term investments, purchases of long-term investments and purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.
Net Cash Provided by Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2008 was $121,000, which represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash, cash equivalents and investments at June 30, 2008, the interest that can be earned on these balances, and cash proceeds from the sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property portfolio. We may need to obtain additional funding to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.
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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in any of our accounting policies since December 31, 2007.
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
In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement was effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008; however, no fair value elections were made for any of our assets or liabilities.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at June 30, 2008 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of June 30, 2008, we have not used derivative instruments or engaged in hedging activities.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2008. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
As of June 30, 2008, we had used approximately $21.6 million of the net proceeds for sales, marketing and general administrative activities and $3.8 million for research and development activities.
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
Item 4. Submission of Matters to a Vote of Security Holders
We held an annual meeting on June 4, 2008 at our corporate headquarters in Wilmington, North Carolina. The first item of business was the election of two Class I directors. The nominees elected were James Shapiro and Joseph Slattery. Both nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
James Shapiro	16,210,557	22,326
Joseph Slattery	16,215,763	17,120
Directors Richard Randall, Michael Carusi, Mitchell Dann and Jon Osgood continued in office after the meeting.
The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008 was ratified with 16,228,758 in favor, 200 against and 3,924 abstentions.

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

TranS1 Inc.
Date: August 7, 2008	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Michael Luetkemeyer
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