Form 10-Q
period 2008-09-30
TRANS1 INC
filed 2008-11-04
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of the registrant’s common stock outstanding as of October 30, 2008 was 20,528,937 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TranS1 Inc.
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$6,021	$4,327	$17,950	$11,514
Cost of revenue	1,011	754	3,186	2,213

Gross profit	5,010	3,573	14,764	9,301

Operating expenses:
Research and development	1,163	1,320	3,940	3,599
Sales and marketing	7,782	3,780	20,680	10,616
General and administrative	1,418	812	4,864	1,895

Total operating expenses	10,363	5,912	29,484	16,110

Operating loss	(5,353)	(2,339)	(14,720)	(6,809)

Interest income	589	125	2,218	468

Net loss	$(4,764)	$(2,214)	$(12,502)	$(6,341)

Net loss per common share — basic and diluted	$(0.23)	$(0.87)	$(0.62)	$(2.54)

Weighted average common shares outstanding — basic and diluted	20,474	2,549	20,206	2,495

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Balance Sheets
(in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$42,930	$64,676
Short-term investments	25,949	29,245
Accounts receivable, net	3,752	3,225
Inventory	5,453	4,025
Prepaid expenses and other assets	401	597

Total current assets	78,485	101,768

Property and equipment, net	1,508	1,088
Long-term investments	14,331	—

Total assets	$94,324	$102,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,403	$1,631
Accrued expenses	2,198	1,786

Total current liabilities	4,601	3,417

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	133,111	130,325
Accumulated deficit	(43,390)	(30,888)

Total stockholders’ equity	89,723	99,439

Total liabilities and stockholders’ equity	$94,324	$102,856

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(12,502)	$(6,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	583	410
Stock-based compensation	2,598	1,774
Allowance for excess and obsolete inventory	376	168
Provision for bad debts	84	32
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(611)	(2,231)
(Increase) decrease in inventory	(1,804)	(1,791)
(Increase) decrease in prepaid expenses	196	(154)
Increase (decrease) in accounts payable	772	1,001
Increase (decrease) in accrued expenses	412	1,062

Net cash used in operating activities	(9,896)	(6,070)

Cash flows from investing activities:
Purchase of property and equipment	(1,003)	(414)
Purchases of short-term investments	(36,495)	(2,783)
Sales of short-term investments	39,791	10,644
Purchases of long-term investments	(14,331)	—

Net cash provided by (used in) investing activities	(12,038)	7,447

Cash flows from financing activities:
Proceeds from issuance of common stock	188	107
Deferred financing costs	—	(1,214)

Net cash provided by (used in) financing activities	188	(1,107)

Net increase (decrease) in cash and cash equivalents	(21,746)	270
Cash and cash equivalents, beginning of period	64,676	5,034

Cash and cash equivalents, end of period	$42,930	$5,304

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
The Company owns two trademark registrations in the United States and four trademark registrations in the European Union. The Company also owns nine pending trademark applications in the United States, three pending trademark applications in the European Union and six pending trademark applications in Canada.
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
2. Basis of presentation
The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate specifically to inventory reserves, stock-based compensation and accrued expenses. Actual results could differ from those estimates. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
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
Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets and liabilities, for which it is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 as of January 1, 2008 did not have an impact on the financial statements of the Company.
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
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Convertible preferred stock	—	10,793,165	—	10,793,165

Weighted average stock options outstanding	2,300,906	2,124,134	1,982,502	1,856,215

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
At September 30, 2008, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents, short-term and long-term investments. SFAS 157 requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly; and Level 3, defined as prices or valuation techniques that require inputs that are supported by little or no market activity.
At September 30, 2008, all available for sale securities are classified as Level 1 assets with a fair value of $70.0 million. The Company has no Level 2 or Level 3 assets or liabilities at September 30, 2008.
6. Accounts receivable, net
The following table presents the components of accounts receivable:

	September 30,	December 31,
	2008	2007
	(In thousands)
Gross accounts receivable	$3,926	$3,335

	September 30,	December 31,
	2008	2007
	(In thousands)
Allowance for uncollectible accounts	(174)	(110)

Total accounts receivable, net	$3,752	$3,225

7. Inventories
The following table presents the components of inventories:

	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods	$2,100	$1,624
Work-in-process	2,886	2,189
Raw materials	467	212

Total inventories	$5,453	$4,025

8. Accrued Expenses
The following table presents the components of accrued expenses:

	September 30,	December 31,
	2008	2007
	(In thousands)
Commissions	$708	$561
Bonus	548	426
Legal and professional fees	238	277
Personnel related	404	170
Travel & entertainment	150	127
Consulting	62	59
Clinical	20	94
Other	68	72

Total accrued expenses	$2,198	$1,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
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
Since inception, we have been unprofitable. As of September 30, 2008, we had an accumulated deficit of $43.4 million.
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
Financial Operations
Revenue
We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedures for the treatment of degenerative disc disease. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. In the United States, our procedure kits and implants are shipped from inventories at our facility to our direct sales force or independent sales agents for delivery to the hospital or surgical center. We invoice hospitals and surgical centers and revenue is recognized upon notification of product use or implantation. Outside the United States, we determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is generally recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2007 and 2008
Revenue. Revenue increased from $4.3 million in the three months ended September 30, 2007 to $6.0 million in the three months ended September 30, 2008. The $1.7 million increase in revenue from 2007 to 2008 was primarily attributable to an increase in the number of AxiaLIF products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360° products, and the commercialization of our AxiaLIF 2L product in the United States, which began in the second quarter of 2008. None of this increase was attributable to price increases. Domestically, sales of our AxiaLIF 360°

product increased from $1.9 million in the three months ended September 30, 2007 to $2.0 million in the three months ended September 30, 2008 and sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008, were $1.0 million in the three months ended September 30, 2008. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,300 in the three months ended September 30, 2007 to approximately $9,800 in the three months ended September 30, 2008. In the three months ended September 30, 2007 and 2008 we recorded 409 and 555 domestic AxiaLIF cases, respectively, including 190 AxiaLIF 360° cases in the third quarter of 2007, and 201 AxiaLIF 360° cases and 64 AxiaLIF 2L cases in the third quarter of 2008. Additionally, during the three months ended September 30, 2007 and 2008 we generated $88,000 and $203,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States decreased from $432,000 in the three months ended September 30, 2007 to $354,000 in the three months ended September 30, 2008. This decrease was attributable to initial stocking shipments of $174,000 to new distributors in the third quarter of 2007, as compared to no initial stocking shipments to new distributors in the third quarter of 2008, partially offset by increased sales to existing distributors in the third quarter of 2008. Sales of AxiaLIF 2L implants outside the United States increased from $46,000 in the three months ended September 30, 2007 to $85,000 in the three months ended September 30, 2008. In the three months ended September 30, 2007 and 2008, 90% and 94%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $754,000 in the three months ended September 30, 2007 to $1.0 million in the three months ended September 30, 2008. The $257,000 increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products. As a percentage of revenue, cost of revenue decreased from 17.4% in the three months ended September 30, 2007 to 16.8% in the three months ended September 30, 2008. The decrease in cost of revenue as a percent of revenue from 2007 to 2008 was primarily attributable to increased efficiencies associated with higher production and sales volumes and a decrease in the mix of lower margin sales outside the United States.
Research and Development. Research and development expenses decreased from $1.3 million in the three months ended September 30, 2007 to $1.2 million in the three months ended September 30, 2008. The $157,000 decrease in expense in 2008 compared to 2007 was primarily the result of a reduction in project related research and development and clinical trial costs of $200,000, partially offset by increases in personnel related costs, including stock-based compensation expense, of $49,000.
Sales and Marketing. Sales and marketing expenses increased from $3.8 million in the three months ended September 30, 2007 to $7.8 million in the three months ended September 30, 2008. The increase in expenses from 2007 to 2008 of $4.0 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $2.0 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products, increased travel and entertainment expenses of $1.0 million related to the larger sales force, increased training expenses of $0.4 million and increased tradeshow and promotional expenses of $0.3 million.
General and Administrative. General and administrative expenses increased from $0.8 million in the three months ended September 30, 2007 to $1.4 million in the three months ended September 30, 2008.

The increase in expenses from 2007 to 2008 of $0.6 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $274,000, increased premiums for Directors and Officers insurance of $100,000, increased professional fees of $77,000 and increased Board of Directors fees of $58,000.
Interest Income. Interest income increased from $125,000 in the three months ended September 30, 2007 to $589,000 in the three months ended September 30, 2008. The increase of $464,000 in interest income from 2007 to 2008 was primarily due to interest income on the proceeds from our initial public offering in October 2007.
Comparison of the Nine Months Ended September 30, 2007 and 2008
Revenue. Revenue increased from $11.5 million in the nine months ended September 30, 2007 to $18.0 million in the nine months ended September 30, 2008. The $6.5 million increase in revenue from 2007 to 2008 was primarily attributable to an increase in the number of AxiaLIF products sold. None of this increase was attributable to price increases. Domestically, sales of our AxiaLIF 360° product increased from $4.7 million in the nine months ended September 30, 2007 to $6.4 million in the nine months ended September 30, 2008 and sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008, were $1.3 million in the nine months ended September 30, 2008. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,200 in the nine months ended September 30, 2007 to approximately $9,500 in the nine months ended September 30, 2008. In the nine months ended September 30, 2007 and 2008 we recorded 1,128 and 1,629 domestic AxiaLIF cases, respectively, including 471 AxiaLIF 360° cases in 2007, and 627 AxiaLIF 360° cases and 88 AxiaLIF 2L cases in 2008. Additionally, during the nine months ended September 30, 2007 and 2008 we generated $137,000 and $644,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States increased from $978,000 in the nine months ended September 30, 2007 to $1.8 million in the nine months ended September 30, 2008. $382,000 of this increase was attributable to initial stocking shipments to new distributors. Sales of AxiaLIF 2L implants outside the United States increased from $89,000 in the nine months ended September 30, 2007 to $405,000 in the nine months ended September 30, 2008. In the nine months ended September 30, 2007 and 2008, 92% and 90%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $2.2 million in the nine months ended September 30, 2007 to $3.2 million in the nine months ended September 30, 2008. The $1.0 million increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products. As a percentage of revenue, cost of revenue decreased from 19.2% in the nine months ended September 30, 2007 to 17.7% in the nine months ended September 30, 2008. The decrease in cost of revenue as a percent of revenue from 2007 to 2008 was primarily attributable to increased efficiencies associated with higher production and sales volumes.
Research and Development. Research and development expenses increased from $3.6 million in the nine months ended September 30, 2007 to $3.9 million in the nine months ended September 30, 2008. The $0.3 million increase in expense in 2008 compared to 2007 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $460,000, partially offset by decreases in project related research and development and clinical trial costs of $84,000 and a reduction of $76,000 of costs related to the enhancement of our intellectual property portfolio.
Sales and Marketing. Sales and marketing expenses increased from $10.6 million in the nine months ended September 30, 2007 to $20.7 million in the nine months ended September 30, 2008. The increase in expenses from 2007 to 2008 of $10.1 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $5.6 million, increased travel and entertainment expenses of $2.0 million related to the larger sales force, increased training expenses of $1.1 million and increased tradeshow and promotional expenses of $0.6 million.
General and Administrative. General and administrative expenses increased from $1.9 million in the nine months ended September 30, 2007 to $4.9 million in the nine months ended September 30, 2008. The increase in expenses from 2007 to 2008 of $3.0 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $1.2 million, increased legal and professional fees of $795,000, increased premiums for Directors and Officers insurance of $301,000, increased Board of Directors fees of $236,000 and higher franchise taxes of $185,000.
Interest Income. Interest income increased from $468,000 in the nine months ended September 30, 2007 to $2.2 million in the nine months ended September 30, 2008. The increase of $1.8 million in interest income from 2007 to 2008 was primarily due to interest income on the proceeds from our initial public offering in October 2007.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of September 30, 2008, we had an accumulated deficit of $43.4 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to-date, and the net proceeds to the company from our initial public offering were approximately $86.7 million.
As of September 30, 2008, we did not have any outstanding debt financing arrangements, we had working capital of $73.9 million and our primary source of liquidity was $68.9 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market funds and high grade commercial paper. We currently place our short-term and long-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds and commercial paper.
Cash, cash equivalents and short-term investments decreased from $93.9 million at December 31, 2007 to $68.9 million at September 30, 2008. The decrease of $25.0 million was primarily the result of purchases of investments with maturities longer than one year of $14.3 million, net cash used in operating activities of $9.9 million and purchases of property and equipment of $1.0 million.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $9.9 million in the nine months ended September 30, 2008. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and stock-based compensation expense, an increase in inventory as we build inventory to support our new AxiaLIF 2 Level product and an increase in accounts receivable resulting from the growth in revenue, partially offset by an increase in accounts payable related to increased inventory purchases and smaller changes in prepaid assets and accrued expense due to the timing of activity in those accounts.
Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $12.0 million in the nine months ended September 30, 2008. This amount reflected purchases or sales and maturities of short-term investments, purchases of long-term investments and purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.
Net Cash Provided by Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2008 was $188,000, which represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash, cash equivalents and investments at September 30, 2008, the interest that can be earned on these balances, and cash proceeds from the sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property portfolio. We may need to obtain additional funding to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.
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
New Accounting Standards
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007, except for certain non-financial assets and liabilities, for which it is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 as of January 1, 2008 did not have an impact on our financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at September 30, 2008 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of September 30, 2008, we have not used derivative instruments or engaged in hedging activities.
Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2008. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
As of September 30, 2008, we had used approximately $30.8 million of the net proceeds for sales, marketing and general administrative activities and $5.0 million for research and development activities.
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

TranS1 Inc.
Date: October 31, 2008	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: October 31, 2008	By:	/s/ Michael Luetkemeyer
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