Form 10-K
period 2008-12-31
TRANS1 INC
filed 2009-03-13
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(910) 332-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2008, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $256.5 million, based on the number of shares held by non-affiliates of the registrant and based on the reported last sale price of common stock on June 30, 2008. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 5, 2009 was 20,560,807 shares.

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

TRANS1 INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report and in the financial statements and notes thereto included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

Item 1.	Business

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. Using this TranS1 pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the degenerative disc. We developed our TranS1 pre-sacral approach to allow spine surgeons to access and treat degenerative lumbar discs without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, short procedure times, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market two single-level fusion products, the AxiaLIF® and the AxiaLIF 360°tm and a two-level fusion product, the AxiaLIF 2Ltm.

Our AxiaLIF product received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in December 2004 and a CE mark in March 2005 and was commercially launched in the United States in January 2005. Our AxiaLIF 360° product received FDA 510(k) clearance in September 2005 and a CE mark in March 2006 and was commercially launched in the United States in July 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2005 and began commercialization in the European market in the fourth quarter of 2006. The Company received 510(k) clearance for the AxiaLIF 2L from the FDA and began marketing this product in the United States in the second quarter of 2008. As of December 31, 2008, over 5,500 fusion procedures have been performed globally using our AxiaLIF products. At December 31, 2008, we sold our AxiaLIF products through 53 direct sales personnel and 18 independent sales agents in the United States and 16 independent distributors internationally. For the year ended December 31, 2008, our revenues were $25.3 million and our net loss was $17.0 million.

Lower back pain affects over six million people annually in the United States and is a leading cause of healthcare expenditures globally. Our currently marketed products address the lower lumbar spine fusion market. We believe the introduction of minimally invasive spine procedures, such as ours, will attract more back pain patients, and attract them earlier, to a definitive surgical solution, thereby increasing the rate at which the market grows.

We also have two additional products under development that implement our pre-sacral approach: our Percutaneous Nucleus Replacement, or PNR, and Partial Disc Replacement, or PDR, devices. We expect these devices would be used earlier in the treatment of degenerative disc disease than a fusion, as they are designed to preserve motion in the lumbar spine while providing stabilization. We commenced a pilot clinical trial outside the United States for our PNR product in the second quarter of 2008 and we anticipate receiving a CE mark by the end of 2009. We expect to commercialize this product in Europe after the CE mark is received. We expect to file an investigational device exemption, or IDE, with the FDA in 2009 for our PNR implant in support of U.S. commercialization. We will design a clinical trial plan for the PDR implant subsequent to the initiation of a PNR pivotal trial.

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

Our Solution

We believe we have developed the least invasive approach for surgeons to perform fusion and motion preserving surgeries in the L4/L5/S1 region without the drawbacks associated with current lumbar fusion procedures. We refer to this unique proprietary approach as our pre-sacral approach. We have developed and are marketing three fusion products that are delivered using our pre-sacral approach: AxiaLIF, AxiaLIF 360 and AxiaLIF 2L. In addition, we are developing two motion preserving devices that are delivered using our pre-sacral approach: Percutaneous Nucleus Replacement, or PNR, and Partial Disc Replacement, or PDR.

To access the spine using our pre-sacral approach, the surgeon creates a 1.5 cm incision adjacent to the tailbone while the patient is lying on their stomach. The surgeon then navigates a blunt guidepin introducer a short distance along the sacrum using imaging technologies to a spine access point near the junction of the

S1/S2 vertebral bodies. As the guidepin is advanced it moves soft tissue structures including the bowel to the side. From this access point, the guidepin is inserted through the bone into the disc of the lowest lumbar motion segment known as the L5/S1 disc. A cannula, or tube, is inserted over the guidepin to create a tissue-protecting working channel between the surgical access site and the L5/S1 disc where the entire fusion operation is then performed. This protected working channel provides access to the interior of the disc for removal of disc material with rotating cutters and brushes, introduction of bone graft material with special instrumentation and insertion of our AxiaLIF implant. The implant immediately provides fixation and restores disc height. The AxiaLIF 2L procedure uses the same approach to provide access for our procedure to both the L5/S1 and L4/L5 discs. The AxiaLIF 360° procedure supplements the AxiaLIF implant with fixation for the back of the spine. In our AxiaLIF 360° procedure, a second incision is made approximately eight inches above the first incision, and two facet screws are implanted. The 360° fusion is widely regarded as the most stable lumbar fusion procedure available.

We believe our pre-sacral approach and its associated products provide the following benefits for patients, providers and payors:

•	Least Invasive Approach Minimizes Complications. Our AxiaLIF products are delivered using our unique pre-sacral approach, which we believe is the least invasive solution for delivering fusion and motion-preserving products to the L4/L5/S1 region. Procedures performed utilizing our pre-sacral approach have been documented to have favorable clinical safety profiles with complication rates of approximately 1%.

•	Ease of Use and Short Procedure Times. Practicing surgeons have reported that they can perform AxiaLIF procedures utilizing our pre-sacral approach within 45 to 60 minutes after they have performed just two to three surgeries. We believe that these short procedure times can result in reduced patient recovery times, decreased costs for the hospitals and increased productivity for the surgeons. We also believe the ease of use of our pre-sacral approach enables reduced physician training as compared to alternative lower lumbar spine procedures.

•	Low Blood Loss. We believe the least invasive nature of our pre-sacral approach results in the average patient losing approximately 25 to 125 cc of blood during an AxiaLIF, AxiaLIF 2L or AxiaLIF 360° procedure, which is much lower than current techniques and correlates to reduced pain and faster recoveries. Given the associated low blood loss, patients generally do not need to donate blood prior to undergoing procedures that utilize our pre-sacral approach.

•	Short Patient Hospital Stays. Patients typically stay only one night in the hospital after receiving a procedure performed using our pre-sacral approach. In a small percentage of cases, patients are able to return home the same day.

•	Reduction in Patient Pain. We believe our pre-sacral approach is effective at reducing lower back pain because surrounding soft tissue is not violated which prevents the creation of scar tissue, a leading cause of pain.

Our Strategy

Our goal is to become a global leader in the treatment of conditions affecting the L4/L5/S1 region of the lumbar spine utilizing our pre-sacral approach and associated instrumentation. To achieve this goal, we are pursuing the following strategies:

•	Establish our Pre-Sacral Approach as a Standard of Care for Lower Lumbar Spine Surgery. We believe patients commonly avoid back surgery due to its invasive nature and other drawbacks associated with current surgical treatment options. We expend significant resources promoting our pre-sacral approach as the least invasive approach to lower back surgery and we believe the advantages of our technique will enable our AxiaLIF products to become a standard of care for the lower lumbar region of the spine.

•	Expand our Sales and Marketing Infrastructure to Drive Surgeon Adoption. We intend to continue expending significant resources targeting spine surgeons through our sales and marketing efforts in the United States and internationally in order to drive the adoption of our pre-sacral approach. We believe the ease of use, short procedure times, short hospital stays and reduction in patient pain will be compelling reasons for surgeon adoption of our technologies.

•	Broaden the Applications of Our Pre-Sacral Approach. We believe that the applications for our pre-sacral approach can be expanded beyond AxiaLIF, AxiaLIF 2L and AxiaLIF 360° to include multi-level motion preservation technologies. We are currently conducting research and development activities with respect to these applications.

•	Opportunistically Pursue Acquisitions of Complementary Businesses and Technologies. In addition to building our internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will enable us to leverage our growing distribution platform.

Products

Our products include surgical instruments for creating a safe and reproducible access route to the L4/L5/S1 vertebrae, fusion implants, as well as supplemental stabilization products. We believe our AxiaLIF implants and instruments, combined with facet screws, provide surgeons with the tools necessary to perform a 360° lumbar fusion in the least invasive manner available. We sell these products to our customers in procedure kits that include all the instruments and implants needed to complete a lumbar fusion.

AxiaLIF Lumbar Fusion Implants.  Our AxiaLIF implant is a threaded titanium rod, called our 3D Axial Rod, that comes in varying lengths to enable one-level L5/S1 fusions and two-level L4/L5/S1 fusions. As it is implanted, its proprietary thread design separates the vertebrae to restore disc height. The increased disc height relieves pressure on the nerve, while our 3D Axial Rod provides immediate rigid fixation.

AxiaLIF 360° Implants.  Our proprietary AxiaLIF 360° implants consist of our 3D Axial Rod plus our titanium facet screws for supplemental posterior fixation. The two AxiaLIF 360° facet screws are implanted through a single 1.5 cm incision in the patient’s back using our proprietary delivery system.

TranS1 Access and Disc Preparation Instruments.  Our pre-sacral approach requires the use of a sterile set of surgical instruments that are used to create a safe and reproducible working channel and to prepare the disc and vertebrae for our implant. The instrumentation contained in the set includes stainless steel navigation tools and access cannulae to create the working channel, as well as nitinol cutters and brushes to cut and remove the degenerated disc material and prepare the disc space for our implant.

Product Pipeline

We are focused on developing novel percutaneous implants that will utilize and leverage our pre-sacral approach to the lumbar spine. We currently have two products in development that are intended to be used as a surgical therapy earlier in the progression of degenerative disc disease than fusion, as they are designed to preserve motion in the lumbar spine while providing stabilization. Our motion preservation product development efforts include our PNR and PDR implants. Our modular product designs enable physicians to revise the implant to address disease progression. For example, our PNR implant is designed to be used for patients in the early stage of degenerative disc disease and to be capable of conversion to our PDR implant and ultimately our AxiaLIF fusion products if the patient’s condition warrants. We believe these features may encourage more patients and physicians to elect surgical intervention, as well as encourage them to elect surgical intervention earlier in the progression of their disease.

Percutaneous Nucleus Replacement.  Our proprietary PNR implant incorporates a soft polymer that facilitates normal range of motion and restores disc height to simulate the performance of a healthy disc. This design is intended for patients suffering from earlier stage disc degeneration prior to requiring disc replacement or fusion. By utilizing our pre-sacral approach, the PNR implant enables surgeons to replace the disc nucleus while preserving other native anatomy that provides stabilization, such as the annulus. We believe all other nucleus replacement technologies currently in development require access to the nucleus through the annulus. We commenced a pilot clinical trial outside the United States in the second quarter of 2008 and we anticipate receiving a CE mark by the end of 2009. In the United States we anticipate filing an IDE in 2009 to begin the process of obtaining a premarket approval, or PMA.

Partial Disc Replacement.  Our proprietary PDR implant is our PNR implant with the addition of a cobalt chrome rod incorporating a ball-and-socket design intended to provide additional stability while preserving normal range of motion. This design is intended for patients suffering from mid-stage disc degeneration, or PNR patients whose disease has progressed but does not yet require fusion. The PDR implantation procedure is identical to that of the PNR, with the addition of the insertion of the cobalt chrome rod. If the patient already has a PNR, converting to our PDR only requires the insertion of the cobalt chrome rod through the existing PNR implant. We will design a clinical trial plan for the PDR implant subsequent to the initiation of a PNR pivotal trial.

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

In 2008, no customer accounted for 10% or more of revenues.

In the United States, we market and sell our products through a combination of direct sales representatives and independent sales agencies that have allocated representatives to solicit our products. At December 31, 2008, our U.S. sales and marketing team included our vice president of sales and marketing, 2 area managers, 8 regional sales managers, 1 director of training and professional development, 53 direct sales representatives, 2 case coverage specialists and 17 independent sales agents covering specific geographic regions. By the end of 2009, we expect to have increased the number of our direct sales representatives to 80 and case coverage specialists to 8. We select our sales representatives and independent sales agents based on their expertise in spine surgery medical device sales, reputation within the surgeon community and sales coverage. Our sales representatives receive a base salary and a percentage of the net sales that they generate. The independent sales agents are compensated based on a percentage of the net sales that they generate. We have agreements with our independent sales agents that provide them with an exclusive right to sell our products in their territories, which are generally terminable upon 90 days’ written notice.

Outside of the United States, we primarily utilize third-party distributors, with support from our vice president of international sales and our U.S. sales and marketing staff, to support the commercialization of our products. Through December 31, 2008, the majority of our international sales have been in Europe. In December 2008, we hired 2 direct sales representatives in Germany, and in 2009 we expect to begin direct sales through our own sales representatives and agents in Germany and Switzerland. By the end of 2009, we expect to have 7 direct sales representatives in Germany.

We intend to continue to hire sales and marketing personnel as appropriate to enable us to support the commercialization of our products.

Surgeon Training

We devote significant resources to training and educating surgeons on the specialized skills involved in the proper use of our instruments and implants. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We accomplish our training objectives primarily through cadaver and surrogate models and live case observations with surgeons experienced in our pre-sacral approach. After this training, surgeons are generally able to perform unsupervised surgeries using our pre-sacral approach. We supplement our training with online didactic tutorials. As of December 31, 2008, we had trained over 900 U.S. spine surgeons and 100 surgeons outside of the U.S. in the use of our single-level product. Of the U.S. surgeons trained on our pre-sacral approach, approximately 330 have performed a procedure in the 12 months ended December 31, 2008 using our pre-sacral approach. In addition, during 2008, we trained over 150 U.S. surgeons in the use of our AxiaLIF 2L product. We believe we have the necessary capacity to train a sufficient number of surgeons to meet our current goals.

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

Surgeons use the American Medical Association’s Current Procedural Terminology, or CPT, system to bill payors for the AxiaLIF procedure. CPT codes describe the services and procedures provided for patients to third-party payors so that physicians may be reimbursed. Effective January 1, 2009, AxiaLIF has a dedicated Category III CPT code (0195T-arthrodesis, presacral interbody technique, including instrumentation). Unlike Category I CPT codes, Category III codes do not have a set value which physicians use to set their charge for a particular code. Additionally, some payors view Category III codes as “investigational” or “experimental” and may not reimburse them. However, AxiaLIF adoption continues to grow and unlike many new or novel procedures, AxiaLIF is an access variation on the current standard of care (spinal fusion). As the availability of peer-reviewed research continues to grow, we will diligently work with the private payor community to ensure continued patient access to the procedure. Furthermore, AxiaLIF is only one of up to 10 different CPT codes physicians may submit to capture the entirety of a spinal fusion procedure lessening the impact should payment for our code be initially denied.

We expect that sales volumes and prices of our products will depend in large part on the continued availability of reimbursement from such third-party payors. The above mentioned coding change only affects the CPT coding system. Hospital reimbursement is not impacted by this new code. Additionally, these third-party payors may deny reimbursement if they determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Particularly in the United States, third-party payors continue to carefully review, and increasingly challenge, the prices charged for procedures and medical products.

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

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. We believe that our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson DePuy Spine, Stryker, NuVasive, Zimmer Spine, Synthes, Orthofix International, Globus Medical, Alphatec Spine and others, many of which have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in launching, marketing, distributing and selling products.

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

Research and Development

As of December 31, 2008, our research and development team was comprised of ten employees who have extensive experience in developing products to treat medical conditions affecting the lower lumbar spine. These employees work closely with our clinical advisors and spine surgeon customers to design and enhance our products and approach. Our R&D spending was $5.0 million, $4.8 million and $4.2 million for the years ending December 31, 2008, 2007 and 2006, respectively.

Since inception, we have devoted significant resources to develop and enhance our AxiaLIF product kits utilizing the pre-sacral approach. We expect our research and development expenditures to increase as we continue to devote significant resources to developing our PNR and PDR products and completing the clinical trials necessary to support submissions to gain regulatory approvals.

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

Patents

As of December 31, 2008, we had 11 issued United States patents, 48 pending patent applications in the United States, 1 issued European patent and 97 foreign patent applications as counterparts of U.S. cases. The issued and pending patents cover, among other things:

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

Trademarks

We own two trademark registrations in the United States and six trademark registrations in the European Union. We also own nine pending trademark applications in the United States, one pending trademark applications in the European Union and six pending trademark applications in Canada.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a premarket notification or 510(k) submission requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketable device, are placed in class III, requiring a PMA. Our current commercial products are class II devices marketed under FDA 510(k) premarket clearance. Both premarket clearance and PMA applications are subject to the payment of user fees, paid at the time of submission for FDA review.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained. If the FDA requires us to seek 510(k) clearance or a PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our AxiaLIF, AxiaLIF 2L and AxiaLIF 360° products that we believe do not require new 510(k) clearances.

Premarket Approval Pathway

A PMA application must be submitted if the device is not exempt and cannot be cleared through the 510(k) process. The PMA application process is generally more costly and time consuming than the 510(k) process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.

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

We must register and list with FDA as medical device manufacturers and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we are subject to announced and unannounced inspections by FDA to determine our compliance with quality system regulation and other regulations. We have not yet been inspected by the FDA. We believe that we are in substantial compliance with quality system regulation and other regulations.

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

Employees

As of December 31, 2008, we had 122 employees, most of whom were full-time employees, with 82 employees in sales, marketing, customer service and training, 8 employees in manufacturing, 10 employees in research and development, 13 employees in general and administrative and 9 employees in clinical, regulatory and quality assurance. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

General Information

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website, at www.trans1.com, free of charge as soon as practicable after filing with the U.S. Securities and Exchange Commission, or SEC.

All such reports are also available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by us with the SEC at the SEC’s public reference room located at 100 F St., NE, Washington, D.C., 20549. Information regarding operation of the SEC’s public reference room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Our revenue is derived entirely from sales of our AxiaLIF products and related surgical instruments. We expect that sales of our AxiaLIF products will continue to account for a substantial portion of our revenues for the foreseeable future. We believe spine surgeons may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that our products provide a safe and effective alternative to conventional procedures used to treat certain spine disorders. Spine surgeons may be slow to adopt our technology for the following reasons, among others:

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

We obtained 510(k) clearance to manufacture, market and sell all of our currently U.S. marketed products from the FDA. The FDA’s 510(k) clearance process is less costly and rigorous than the PMA process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of our AxiaLIF and AxiaLIF 360° products and the benefits they offer that might have been generated in connection with the PMA process. In addition, we may determine from post-market experience that certain patient characteristics, such as age or preexisting medical conditions, could affect fusion rates, which could lead to misleading or contradictory data on the efficacy of our products. For these reasons, spine surgeons may be slow to adopt our products. Also, we may not be able to generate the comparative data that our competitors have or are generating and we may be subject to greater regulatory and product liability risks. Further, any long-term safety or efficacy data we generate may not be consistent with our existing data and may demonstrate less favorable safety or efficacy. These results could reduce demand for our products, significantly reduce our ability to achieve expected revenues and could prevent us from becoming profitable. Moreover, if future results and experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal and regulatory liability and harm to our business reputation.

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

Our future growth depends on increasing physician awareness of our pre-sacral approach and our related products for appropriate treatment, intervention and referral.

We target our sales and education efforts to spine surgeons. However, the initial point of contact for many patients may be primary care physicians who commonly treat patients experiencing lower lumbar spine pain. We believe that we must educate physicians to change their screening and referral practices. If we do not educate referring physicians about lower lumbar spine conditions in general, and the existence of the pre-sacral approach and our related products in particular, they may not refer patients who are candidates for the procedures utilizing our pre-sacral approach to spine surgeons, and those patients may go untreated or receive conservative, non-operative therapies. If we are not successful in educating physicians about screening for lower lumbar spine conditions or about referral opportunities, our ability to increase our revenue may be impaired.

We have incurred losses since inception and we expect to incur increasing losses for the foreseeable future. We may never achieve or sustain profitability.

We were incorporated in May 2000 and began commercial sales of our products in early 2005. We have incurred net losses since our inception and through December 31, 2008, we had an accumulated deficit of $47.9 million. To date, we have financed our operations primarily through sales of our equity securities and have devoted substantially all of our resources to research and development of our products and the commercial launch of our AxiaLIF products. We expect our expenses to increase significantly in connection with our additional clinical trials and research and development activities, as well as to support the expansion of our sales and marketing efforts. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity and we may never achieve or sustain profitability.

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

We commercially launched our AxiaLIF single-level product in 2005, our AxiaLIF 360° product in 2006 and our AxiaLIF 2L product in 2008 and have limited experience marketing and selling our products. We utilize a hybrid model of independent sales agents and direct sales representatives for product sales in the United States and rely primarily on third-party distributors for international sales. As of December 31, 2008, we employed 53 direct sales representatives in the United States and 2 direct sales representatives in Germany and expect that we will need to increase that number significantly to continue to grow our business. We have limited experience managing a direct sales force, which can be an expensive and time consuming process. If we are unable to sufficiently increase the number of direct sales representatives and efficiently manage those individuals, our sales will suffer. We also rely on marketing arrangements with independent sales agents in the United States and independent distributors in Europe, in particular their sales and service expertise and relationships with the customers in the marketplace. We do not control, nor monitor the marketing practices of our independent sales agents or distributors and they may not be successful in implementing our marketing plans or complying with applicable laws regarding marketing practices. Independent distributors and sales agents may terminate their relationship with us, or devote insufficient sales efforts to our products. Our failure to maintain our existing relationships with our independent sales agents or distributors, or our failure to recruit and retain additional skilled independent sales distributors and sales agents or directly-employed sales professionals, could have an adverse effect on our operations.

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

We have several product candidates in our development pipeline, including our PNR and PDR devices which we expect will require a PMA from the FDA. A PMA application must be supported by extensive information including, technical data, preclinical and clinical trial data, and manufacturing and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval for our products requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans for their intended uses. Clinical testing is expensive, typically takes many years and has an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed or halted for numerous reasons, including, but not limited to, the following:

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

Our international operations subject us to certain operating risks, which could adversely impact our net revenues, results of operations and financial condition.

Sales of our products outside the United States represented 7.8% of our revenue in 2008. Through December 31, 2008, we have sold our products in the following countries outside of the United States: United Kingdom, Italy, Austria, Australia, Germany, Switzerland, Turkey, the Netherlands, Belgium, Israel, Denmark, Spain, Greece and Hong Kong. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

Some of the key components of our products and related services are currently purchased from only single suppliers. We do not have long-term contracts with the third-party suppliers of our product components. If necessary or desirable, we could source our product components and related services from other suppliers. However, establishing additional or replacement suppliers for these components, and obtaining any additional regulatory clearances or approvals, if necessary, that may result from adding or replacing suppliers, will take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects. In addition, some of our products, which we acquire from third parties, are highly technical and are required to meet exacting specifications, and any quality control problems that we experience with respect to the products supplied by third-party vendors could adversely and materially affect our reputation, our attempts to complete our clinical trials or commercialization of our products. We may also have difficulty obtaining similar components from other suppliers that are acceptable to the FDA or foreign regulatory authorities, and the failure of our suppliers to comply with strictly enforced regulatory requirements could expose us to regulatory action including, warning letters, product recalls, termination of distribution, product seizures or civil penalties, among others. Furthermore, since some of these suppliers may be located outside of the United States, we are subject to foreign export laws and U.S. import and customs statutes and regulations, which complicate and could delay shipments of components to us.

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

The rapid growth of our business has placed a significant strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We must also review our internal business processes and capabilities and internal controls to create the scalability that a growing business demands. We will be dependent on our personnel and third parties to accomplish this, as well as to effectively market our products to an increasing number of spine surgeons. We will also depend on our personnel to develop next generation technologies.

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

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. As a result of the recent economic crisis, it has been difficult for companies, particularly small cap medical device companies, to obtain equity or debt financing. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.

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

Our reliance on independent contract manufacturers to manufacture most of our products and components involves several risks, including:

•	inadequate capacity of the manufacturer’s facilities;

•	financial difficulties experienced by manufacturers due to the current economic recession;

•	interruptions in access to certain process technologies; and

•	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.

Shortages of raw materials, production capacity or financial constraints, or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business.

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

The liquidity of our customers and suppliers may also be affected by the current economic and financial downturn. Our suppliers may experience credit or liquidity problems which could negatively affect sources of our products and components.

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

Current challenges in the commercial and credit environment may adversely affect our business and financial condition.

The global financial markets have recently experienced unprecedented levels of volatility. Our ability to generate cash flows from operations or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic downturn have not meaningfully impaired our ability to access credit markets or meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may negatively impact our stock price in the future.

We have only commercially distributed our products since 2005. Given this limited history, it is difficult to predict future revenues derived from sales of our products. Because of this and the uncertain effects of the following factors, our quarterly revenues and results of operations may fluctuate in the future due to, among others, the following reasons:

•	market acceptance of our products;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors;

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and

•	changes in third-party payors’ reimbursement policies.

Because of these and possibly other factors, it is possible that in some future period our operating results will not meet investor expectations or those of public market analysts.

Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to re-evaluate our stock, which could cause a decline in the trading price of our stock.

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

Any modification to our currently marketed 510(k)-cleared devices that could significantly affect its safety or efficacy, or that would constitute a change in its intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review the manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or a PMA for any modification to a previously cleared product, we may be required to cease marketing and distributing, or to recall the modified product until we obtain such clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective because they are in violation of the FDCA. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

Clinical trials necessary to support a PMA application will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new products and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a PMA application for our PNR and PDR devices, and additional safety and efficacy data beyond that typically required for 510(k) clearances for possible future product candidates, will be time consuming and expensive and the outcomes uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of options, the market price of our common stock could decline. At December 31, 2008, we had 20,538,333 shares of common stock outstanding. All of these shares are freely tradable, without restriction, in the public market, of which 7,442,456 shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, the 2,247,733 shares of our common stock that are subject to outstanding options as of December 31, 2008 will be eligible for sale in the public market to the extent permitted by the provisions of the various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or it is perceived they will be sold, the trading price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

At December 31, 2008, our officers, directors and principal stockholders, each holding more than 5% of our common stock, collectively controlled approximately 70% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

Trading in our stock over the last twelve months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2008 was approximately 100,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

We do not anticipate declaring any cash dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease approximately 30,000 square feet of space in a single-user building located in an industrial park in Wilmington, North Carolina. Of that amount, approximately 19,800 square feet are used for manufacturing and warehousing, approximately 8,400 square feet are used for office space and approximately 1,800 square feet are used for research and development activities. This lease expires in June 2010. We do not believe that our current facility will be sufficient to meet our needs through that time and are currently exploring alternatives that will meet our anticipated needs.

Item 3.	Legal Proceedings.

We are not currently party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “TSON.” The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the period beginning on October 17, 2007, the day we began trading, and ending on December 31, 2008. Prior to October 17, 2007, there was no identifiable public market for our common stock.

	Price Range
	High	Low

Fiscal 2008:
Fourth quarter	$9.54	$5.82
Third quarter	14.25	7.45
Second quarter	15.74	9.93
First quarter	17.24	8.96
Fiscal 2007:
Fourth Quarter (from October 17, 2007)	$26.48	$15.83

The closing price for our common stock as reported by the NASDAQ Global market on March 5, 2009 was $5.79 per share.

As of March 5, 2009, we had approximately 48 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

As of December 31, 2008, we had used approximately $40.8 million of the net proceeds for sales, marketing and general administrative activities and $6.0 million for research and development activities.

We intend to use the remaining net proceeds of our initial public offering to support the commercialization of our existing and future products and to support our research and development activities, clinical trials, regulatory approvals and for capital expenditures, working capital and other general corporate purposes. We have invested the net proceeds from our initial public offering in money market treasury funds, U.S. agency backed debt instruments and high grade corporate bonds and commercial paper. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b) under the Act. As of the date of this report, we cannot specify with certainty all of the particular uses for the net proceeds received in connection with our initial public offering. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our product development efforts, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. Accordingly, our management will have broad discretion in the application of the net proceeds and investors will be relying on the judgment of our management regarding the application of the proceeds of the offering.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

(c)
Number of Securities
	(a)		Remaining Available
	Number of	(b)	for Future Issuance
	Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a)

Equity compensation plans approved by security holders	2,247,733	$7.12	1,070,172
Equity compensation plans not approved by security holders	—	—	—

Total	2,247,733	$7.12	1,070,172

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 17, 2007 (the date our common stock began trading on the NASDAQ Global Market) through December 31, 2008 to that of the cumulative return over such period for (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in our common stock at the closing market price on the first day of trading, and that any dividends have been reinvested. We have not paid any dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share data)

Statements of Operations Data:
Revenue	$25,304	$16,473	$5,812	$1,469	$—
Cost of revenue	4,315	3,042	1,580	386	—

Gross profit	20,989	13,431	4,232	1,083	—

Operating expenses
Research and development	5,020	4,785	4,246	2,444	1,758
Sales and marketing	29,375	15,706	9,288	2,635	746
General and administrative	6,177	2,901	1,166	1,293	1,117

Total operating expenses	40,572	23,392	14,700	6,372	3,621

Operating loss	(19,583)	(9,961)	(10,468)	(5,289)	(3,621)
Interest income	2,548	1,384	858	264	150
Other income (expense)	—	—	131	(17)	—

Net loss	$(17,035)	$(8,577)	$(9,479)	$(5,042)	$(3,471)

Net loss per common share — basic and diluted	$(0.84)	$(1.46)	$(3.91)	$(2.25)	$(1.63)
Weighted average common shares outstanding — basic and diluted	20,288,711	5,872,008	2,423,223	2,243,018	2,127,855

	December 31,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$77,266	$93,921	$14,962	$25,994	$6,708
Working capital	84,174	98,351	17,448	26,696	6,674
Total assets	90,491	102,856	20,004	28,013	7,139
Preferred stock	—	—	40,089	40,089	14,544
Common stock	2	2	—	—	—
Additional paid in capital	133,507	130,325	820	219	147
Total stockholders’ equity/(deficit)	85,586	99,439	(21,529)	(12,654)	(7,680)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included in this report. The following discussion contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this report.

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. Using this pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the degenerative disc. We developed our pre-sacral approach to allow spine surgeons to access and treat degenerative lumbar discs without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, short procedure times, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°, and a two-level fusion product, the AxiaLIF 2L. All of our products are delivered using our pre-sacral approach.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received FDA 510(k) clearance for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We received FDA 510(k) clearance for our AxiaLIF 360° product in the United States in the third quarter of 2005 and began commercialization in the United States in the third quarter of 2006. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. For AxiaLIF 360°, we received a CE mark in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received 510(k) clearance for the AxiaLIF 2L from the FDA and began marketing this product in the United States in the second quarter of 2008. We currently sell our products through a direct sales force, independent sales agents and international distributors.

We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which allows us to compete with larger volume manufacturers of spine surgery products.

Since inception, we have been unprofitable. As of December 31, 2008, we had an accumulated deficit of $47.9 million.

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

Financial Operations

Revenue

We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative disc disease and instability. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. We determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.

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

General and Administrative

General and administrative expenses consist of personnel costs, including stock-based compensation, related to the executive, finance, business development and information technology and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses. We expect general and administrative expenses to increase as we grow our business and as we incur additional professional fees, increased insurance costs and other general corporate expenses related to operating as a public company.

Interest Income

Interest income is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the Years Ended December 31, 2008, 2007 and 2006

Revenue.  Revenue increased to $25.3 million in 2008 from $16.5 million in 2007 and $5.8 million in 2006. The $8.8 million increase in revenue from 2007 to 2008 was primarily attributable to an increase in the number of products sold, which we believe resulted from the continued market acceptance of our AxiaLIF and AxiaLIF 360° products and the commercialization of our AxiaLIF 2L product in the United States, which began in the second quarter of 2008. None of this increase was attributable to price increases. Domestically, sales of our AxiaLIF 360° product, which began commercialization in the United States in the third quarter of 2006, increased to $8.5 million in 2008 from $6.8 million in 2007 and $530,000 in 2006. Sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008 and which have a higher selling price than our other products, were $3.3 million in 2008. As a result, average selling prices in the United States increased to approximately $9,850 in 2008 from approximately $9,250 in 2007 and $8,200 in 2006. In 2008, 2007 and 2006, we recorded 2,280, 1,591 and 661 domestic AxiaLIF cases, respectively. This included 852, 677 and 53 AxiaLIF 360° cases in 2008, 2007 and 2006, respectively, and 229 AxiaLIF 2L cases in 2008. Additionally, in 2008 and 2007, we generated $868,000 and $359,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States increased to $2.0 million in 2008 from $1.4 million in 2007 and $359,000 in 2006. In 2008 and 2007, initial stocking shipments to new distributors were $382,000 and $438,000, respectively. Our AxiaLIF 360° product began commercialization outside the United States in 2007 and our AxiaLIF 2L began commercialization in Europe in the fourth quarter of 2007, although we did not generate significant revenues from either the AxiaLIF 2L or the AxiaLIF 360° during 2007. In 2008, AxiaLIF 360 and AxiaLIF 2L revenues outside the U.S. were approximately $60,000 and $475,000, respectively. In 2008, 2007 and 2006, 92%, 92% and 94%, respectively, of our revenues were generated in the United States.

Cost of Revenue.  Cost of revenue increased to $4.3 million in 2008 from $3.0 million in 2007 and $1.6 million in 2006. The $1.3 million increase from 2007 to 2008 and the $1.4 million increase from 2006 to 2007 were primarily the result of higher material and overhead costs associated with increased sales volumes of our AxiaLIF, AxiaLIF 360° and AxiaLIF 2L products. As a percentage of revenue, cost of revenue was 17.1% in 2008, 18.5% in 2007 and 27.2% in 2006. The decrease in cost of revenue as a percentage of revenue was primarily attributable to increased efficiencies associated with higher production and sales volumes from 2006 to 2007 and to 2008.

Research and Development.  Research and development expenses increased to $5.0 million in 2008 from $4.8 million in 2007 and $4.2 million in 2006. The $0.2 million increase in expense from 2007 to 2008 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $0.4 million, partially offset by reductions in project related research and development and clinical trial costs of $0.2 million. The $0.6 million increase in expense in 2007 compared to 2006 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $0.6 million and increased cost of $0.5 million related to the enhancement of our intellectual property portfolio, partially offset by reductions in project related research and development and clinical trial costs of $0.4 million and occupancy costs of $0.1 million.

Sales and Marketing.  Sales and marketing expenses increased to $29.4 million in 2008 from $15.7 million in 2007 and $9.3 million in 2006. The increase in expense from 2007 to 2008 of $13.7 million was primarily attributable to increased personnel related costs, including commissions and stock-based compensation expense, of $7.2 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products, increased travel costs of $2.7 million related to our expanded sales force, increased training costs of $1.7 million and increased tradeshow and promotional activities of $1.2 million. The increase in expenses from 2006 to 2007 of $6.4 million was primarily attributable to increased personnel related costs of $5.4 million, increased training costs of $0.4 million and increased tradeshow and promotional activities of $0.4 million.

General and Administrative.  General and administrative expenses increased to $6.2 million in 2008 from $2.9 million in 2007 and $1.2 million in 2006. The increase in expenses from 2007 to 2008 of $3.3 million was primarily attributable to increased personnel related costs, including stock-based compensation expenses, of $1.0 million, increased professional fees of $1.5 million related to our operating as a public company, including accounting, legal and board of director expenses, increased directors and officers insurance expense of $0.3 million and higher franchise taxes of $0.2 million. The increase in expenses from 2006 to 2007 of $1.7 million was primarily attributable to increased personnel related costs, including stock-based compensation expenses, of $0.8 million, increased professional fees related to planning and preparation for our initial public offering of $0.5 million, increased occupancy cost of $0.3 million and increased directors and officers insurance expense of $0.1 million.

Other and Interest Income (Expense).  Other and interest income increased to $2.5 million in 2008 from $1.4 million in 2007 and $1.0 million in 2006. The increases of $1.1 million in other and interest income from 2007 to 2008 and $0.4 million from 2006 to 2007 was primarily due to interest income on higher average cash and investment balances from the net proceeds to the Company of $86.7 million from our October 2007 IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of December 31, 2008, we had an accumulated deficit of $47.9 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our October 2007 initial public offering were approximately $86.7 million.

As of December 31, 2008, we did not have any outstanding debt financing arrangements, we had working capital of $84.2 million and our primary source of liquidity was $77.3 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and high grade commercial paper. We currently place our short-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds, certificates of deposit and commercial paper.

Cash, cash equivalents and short-term investments decreased from $93.9 million at December 31, 2007 to $77.3 million at December 31, 2008. The decrease of $16.6 million was primarily the result of net cash used in operating activities of $15.7 million and purchases of property and equipment of $1.1 million.

Cash, cash equivalents and short-term investments increased from $15.0 million at December 31, 2006 to $93.9 million at December 31, 2007. The increase of $78.9 million was primarily the result of the net proceeds to the Company from our October 2007 initial public offering of approximately $86.7 million partially offset by cash used in operations of $7.3 million and purchases of property and equipment of $0.5 million.

Cash Flows

Net Cash Used in Operating Activities.  Net cash used in operating activities was $15.7 million in 2008, $7.3 million in 2007 and $10.4 million in 2006. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash items, such as depreciation and stock-based compensation expense, and increases in working capital requirements to support the introduction and increased market acceptance of our AxiaLIF products. The increases in working capital requirements for each of the periods were driven by the growth in inventories, and related payables, to support forecasted demand and the increases in accounts receivable resulting from increasing revenues exceeding cash inflow from customer collections and smaller changes in prepaid assets and accrued expenses due to the timing of activities in those accounts.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $7.1 million in 2008, $19.8 million in 2007 and $5.1 million in 2006. For each of these periods, this amount reflected purchases or sales and maturities of investments and purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities in 2008 was $0.2 million, representing proceeds from the issuance of shares of our common stock upon the exercise of stock options. Net cash provided by financing activities in 2007 was $86.8 million, which represented the net proceeds to the Company of our October 2007 initial public offering of 6,325,000 shares of our common stock, resulting in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses, of approximately $86.7 million and $0.1 million in proceeds from the issuance of shares of our common stock upon the exercise of stock options. There was no significant net cash provided by financing activities in 2006.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Contractual Obligations

The following table discloses information about our contractual obligations by the year in which payments are due as of December 31, 2008:

	Payments Due by Year
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Operating leases(1)	$254	$161	$93	$—	$—

(1)	We rent office space under an operating lease which expires in 2010.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any outstanding debt or available debt financing arrangements or off-balance sheet liabilities.

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

Revenue Recognition.  Revenue is recognized in accordance with Staff Accounting Bulletin, or SAB, No. 101 as amended by SAB No. 104, “Revenue Recognition”. We recognize revenue based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) the delivery of the products and/or services has occurred (title has transferred); (iii) the selling price has been fixed for the products or services delivered; and (iv) the collection is reasonably assured. Revenue is generated from the sale of our implants and procedure kits, which consist of disposable instruments. We have two distinct sale methods. The first method is when procedure kits are sold directly to hospitals or surgical centers. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to our corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. We determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment.

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

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2008 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

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

Recent Accounting Pronouncements

New Accounting Standards

In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We are currently evaluating the effect of the implementation of SFAS 157 on our non-financial assets and non-financial liabilities, but do not believe that it will have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement was effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008; however, no fair value elections were made for any of our assets or liabilities, other than those required by current accounting principles to be accounted for at fair value.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement did not have a material impact on our financial statements.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at December 31, 2008 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds, certificates of deposit and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2008, we have not used derivative instruments or engaged in hedging activities.

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

The financial statements and supplementary data required by this item are set forth under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting.  Management’s report on TranS1’s internal control over financial reporting is included on page 52 hereof. The report of TranS1’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 53 hereof.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2008, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2008, and delivered to stockholders in connection with our annual meeting of stockholders.

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

With the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this report under the heading “Securities Authorized For Issuance under Equity Compensation Plans” and incorporated herein by reference, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2008, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2008, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2008, and delivered to stockholders in connection with our annual meeting of stockholders.

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

Date: March 13, 2009

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

Signature	Title	Date

/s/ Richard Randall Richard Randall	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ Michael Luetkemeyer Michael Luetkemeyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Michael Carusi Michael Carusi	Director	March 13, 2009

/s/ Mitchell Dann Mitchell Dann	Director	March 13, 2009

/s/ Paul LaViolette Paul LaViolette	Director	March 13, 2009

/s/ Jonathan Osgood Jonathan Osgood	Director	March 13, 2009

/s/ James Shapiro James Shapiro	Director	March 13, 2009

/s/ Joseph Slattery Joseph Slattery	Director	March 13, 2009

TranS1 Inc.

Management Report on Internal Control Over Financial Reporting

The management of TranS1 is responsible for establishing and maintaining adequate internal control over financial reporting. TranS1’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TranS1’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TranS1 Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TranS1 Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 13, 2009

TranS1 Inc.

Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$42,051	$64,676
Short-term investments	35,215	29,245
Accounts receivable, net	4,812	3,225
Inventory	6,369	4,025
Prepaid expenses and other assets	632	597

Total current assets	89,079	101,768
Property and equipment, net	1,412	1,088

Total assets	$90,491	$102,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,896	$1,631
Accrued expenses	2,009	1,786

Total current liabilities	4,905	3,417

Commitments (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 20,538,333 and 19,843,941 shares issued and outstanding at December 31, 2008 and 2007,respectively	2	2
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	133,507	130,325
Accumulated deficit	(47,923)	(30,888)

Total stockholders’ equity	85,586	99,439

Total liabilities and stockholders’ equity	$90,491	$102,856

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$25,304	$16,473	$5,812
Cost of revenue	4,315	3,042	1,580

Gross profit	20,989	13,431	4,232

Operating expenses:
Research and development	5,020	4,785	4,246
Sales and marketing	29,375	15,706	9,288
General and administrative	6,177	2,901	1,166

Total operating expenses	40,572	23,392	14,700

Operating loss	(19,583)	(9,961)	(10,468)
Interest income	2,548	1,384	858
Other income (expense), net	—	—	131

Net loss	$(17,035)	$(8,577)	$(9,479)

Net loss per common share — basic and diluted	$(0.84)	$(1.46)	$(3.91)

Weighted average common shares outstanding — basic and diluted	20,289	5,872	2,423

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Statements of Stockholders’ Equity (Deficit)

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Notes	Accumulated	Equity
	Number	Amount	Capital	Receivable	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2005	2,411,773	$—	$219	$(41)	$(12,832)	$(12,654)
Issuance of common stock from exercised options	23,711	—	2	3	—	5
Stock-based compensation	—	—	599	—	—	599
Net loss	—	—	—	—	(9,479)	(9,479)

Balance at December 31, 2006	2,435,484	—	820	(38)	(22,311)	(21,529)
Issuance of common stock from exercised options	290,292	—	123	—	—	123
Issuance of common stock from initial public offering	6,325,000	1	86,658	—	—	86,659
Conversion of preferred stock to common stock	10,793,165	1	40,088	—	—	40,089
Stock-based compensation	—	—	2,636	—	—	2,636
Repayment of note receivable	—	—	—	38	—	38
Net loss	—	—	—	—	(8,577)	(8,577)

Balance at December 31, 2007	19,843,941	2	130,325	—	(30,888)	99,439
Issuance of common stock from exercised options	694,392	—	203	—	—	203
Stock-based compensation	—	—	2,979	—	—	2,979
Net loss	—	—	—	—	(17,035)	(17,035)

Balance at December 31, 2008	20,538,333	$2	$133,507	$—	$(47,923)	$85,586

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(17,035)	$(8,577)	$(9,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	804	540	237
Stock-based compensation	2,979	2,636	599
Allowance for excess and obsolete inventory	400	306	350
Provision for bad debts	101	95	64
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,688)	(1,700)	(1,120)
Increase in inventory	(2,744)	(2,251)	(1,846)
Increase in prepaid expenses	(35)	(367)	(99)
Increase in accounts payable	1,265	788	508
Increase in accrued liabilities	223	1,185	358

Net cash used in operating activities	(15,730)	(7,345)	(10,428)

Cash flows from investing activities:
Purchase of property and equipment	(1,128)	(516)	(609)
Purchases of investments	(55,761)	(30,687)	(13,925)
Sales of investments	49,791	11,370	9,447

Net cash used in investing activities	(7,098)	(19,833)	(5,087)

Cash flows from financing activities:
Proceeds from issuance of common stock	203	86,820	5

Net cash provided by financing activities	203	86,820	5

Net increase (decrease) in cash and cash equivalents	(22,625)	59,642	(15,510)
Cash and cash equivalents, beginning of period	64,676	5,034	20,544

Cash and cash equivalents, end of period	$42,051	$64,676	$5,034

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock	$—	$40,089	$—

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Financial Statements

1.	Organization

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine and operates in one business segment. The Company has developed and currently markets two single-level fusion products, the AxiaLIF® and the AxiaLIF 360°tm and a two-level fusion product, the AxiaLIF 2Ltm. All of the Company’s products are delivered using its pre-sacral approach. The AxiaLIF product was commercially released in January 2005, the AxiaLIF 360° product was commercially released in July 2006 and the AxiaLIF 2L product was commercially released in Europe in the fourth quarter of 2006. The Company received 510(k) clearance for the AxiaLIF 2L from the FDA and began marketing this product in the United States in the second quarter of 2008. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and to independent distributors outside the United States.

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

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal estimates relate specifically to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and commercial paper. Cash equivalents are carried at fair market value. Related unrealized gains and losses were insignificant as of December 31, 2008 and 2007.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Investments

All marketable investments are classified as available-for-sale and therefore are carried at fair market value. Related unrealized gains and losses were insignificant as of December 31, 2008 and 2007. Realized gains and losses on the sale of all such investments are reported in earnings and computed using the specific identification cost method and were insignificant for the years ended December 31, 2008 and 2007. All of the Company’s investments as of December 31, 2008 have maturities of one year or less. The following table presents the components of the Company’s available-for-sale investments:

	December 31,
	2008	2007
	(In thousands)

Short-term investments:
Commercial paper	$4,978	$14,117
Corporate debt securities	18,972	8,695
Certificate of deposit	2,230	—
Asset backed securities	—	6,433
U.S. government securities	9,035	—

Total short-term investments	$35,215	$29,245

Fair Value of Financial Instruments

The carrying values of cash equivalents, short-term investments, accounts receivable, and accounts payable at December 31, 2008 and 2007 approximated their fair values due to the short-term nature of these items.

At December 31, 2008, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”, requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

At December 31, 2008, all available for sale securities are classified as Level 1 assets with a fair value of $76.8 million, which included money market funds of $41.6 million and short-term investments of $35.2 million. The Company has no Level 2 or Level 3 assets or liabilities at December 31, 2008.

Accounts Receivable

Accounts receivable are presented net of an allowance for uncollectible accounts. Estimates on the collectability of customer accounts are based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The following table presents the components of accounts receivable:

	December 31,
	2008	2007
	(In thousands)

Gross accounts receivable	$5,005	$3,335
Allowance for uncollectible accounts	(193)	(110)

Total accounts receivable, net	$4,812	$3,225

TranS1 Inc.

Notes to Financial Statements — (Continued)

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company places cash deposits with a federally insured financial institution, in amounts which at times exceed the federally insured limit, which was $250,000 at December 31, 2008 and $100,000 at December 31, 2007. The total amount of deposits in excess of federally insured limits was $1,914,000 and $2,656,000 at December 31, 2008 and 2007, respectively.

In 2008 and 2007 no customer accounted for 10% or more of revenues. In 2006, one customer, Christ Hospital in Cincinnati, Ohio, accounted for 11% of revenues. As of December 31, 2008 and 2007, no single customer accounted for 10% or more of the accounts receivable balance.

Inventories

Inventories consist of the following:

	December 31,
	2008	2007
	(In thousands)

Raw materials	$437	$212
Work-in-process	3,334	2,189
Finished goods	2,598	1,624

Total inventories	$6,369	$4,025

Inventories are stated at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to obsolescence or the Company determines that it holds excessive levels of inventory based on market demand.

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

The estimated useful lives are:

Furniture and fixtures	5-10 years
Equipment	3-5 years
Other depreciable assets	2-10 years
Leasehold improvements	Lesser of estimated useful life or lease term

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101 as amended by SAB No. 104. The Company recognizes revenue based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) the delivery of the products and/or services has occurred (title

TranS1 Inc.

Notes to Financial Statements — (Continued)

has transferred); (iii) the selling price has been fixed for the products or services delivered; and (iv) the collection is reasonably assured. Revenue is generated from the sale of implants and procedure kits, which consist of disposable instruments. The Company has two distinct sale methods. The first method is when procedure kits are sold directly to hospitals or surgical centers. The Company’s sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. The Company recognizes revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. The Company determines revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment.

Shipping and Handling Costs

Shipping and handling costs in the United States are expensed as incurred and are included in the cost of revenue. These costs are not reimbursed by the Company’s customers. Shipping costs to distributors outside the United States are either paid directly by the distributor to the freight carrier or charged to the distributor and reimbursed to the Company.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs, including stock-based compensation expense, sales commissions paid to the Company’s direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities, and participation in medical conferences. All costs of advertising and promotional activities are expensed as incurred. Advertising expenses were $1.7 million, $0.7 million and $0.5 million for the years ending December 31, 2008, 2007 and 2006, respectively.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, including stock-based compensation expense, within the Company’s product development, regulatory and clinical functions and the costs of clinical studies and product development projects. Research and development expenses also include legal expenses related to the development and protection of the Company’s intellectual property portfolio and facilities-related costs. Research and development expenses are expensed as incurred.

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

TranS1 Inc.

Notes to Financial Statements — (Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value provisions of Statement of Financial Accounting Standards No. 123R (SFAS 123R), Share-Based Payment. SFAS 123R requires the recognition of compensation expense, using a fair-value-based method, for costs related to all share- based payments including stock options. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted SFAS 123R using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statements recognition purposes, SFAS 123R shall be applied to option grants or modifications to existing options after the required effective date. For options granted prior to the new SFAS 123R effective date and for which the requisite service period has not been performed as of January 1, 2006, the Company has continued to apply the intrinsic value provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, on the remaining unvested awards. All options granted after January 1, 2006 are expensed on a straight-line basis over the vesting period.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Year Ended December 31,
	2008	2007	2006

Convertible preferred stock	—	—	10,793,165

Weighted average stock options outstanding	1,915,687	1,928,495	1,213,938

Segment and Geographic Reporting

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable segments as of December 31, 2008, 2007 or 2006.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Revenue by geographic area was:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$23,322	$15,085	$5,453
Europe	1,854	1,183	359
Other	128	205	—

	$25,304	$16,473	$5,812

Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect of the implementation of SFAS 157 on its non-financial assets and non-financial liabilities, but does not believe that it will have a material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The amendment to SFAS 115 applies to all entities with investments in available-for-sale or trading securities. The statement was effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008; however, no fair value elections were made for any of the Company’s assets or liabilities, other than those required by current accounting principles to be accounted for at fair value.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements. SFAS 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement did not have a material impact on its financial statements.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)

Furniture and fixtures	$186	$139
Equipment	2,061	1,136
Computer software	415	300
Leasehold improvements	380	330
Tools	73	73
Construction in process	14	23

	3,129	2,001
Less: accumulated depreciation and amortization	(1,717)	(913)

	$1,412	$1,088

TranS1 Inc.

Notes to Financial Statements — (Continued)

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $804,000, $540,000, and $237,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)

Commissions	$1,178	$561
Bonus	270	426
Franchise taxes	121	—
Vacation	163	95
Legal and professional fees	69	277
Consulting	66	59
Travel & entertainment	50	127
Clinical	20	94
Other	72	147

Total accrued expenses	$2,009	$1,786

5.	Lease Obligations

The Company rents office space under the terms of an operating lease, which expires in 2010.

Future minimum lease payments under operating lease obligations at December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$161
2010	93
2011	—
2012	—
2013 and after	—

$254

Rent expense related to operating leases for the years ended December 31, 2008, 2007 and 2006 was $157,000, $152,000 and $148,000, respectively.

6.	Stockholders’ Equity

At December 31, 2008 and 2007, the Company’s Amended and Restated Certificate of Incorporation, which was adopted in connection with the Company’s initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock with a par value of $0.0001 and up to 5,000,000 shares were designated as preferred stock with a par value of $0.0001. At December 31, 2008 and 2007, there were 20,538,333 and 19,843,941 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

In 2008, the Company issued 694,392 shares of common stock to employees and consultants for $203,000 upon the exercise of stock options. In 2007, the Company issued 290,292 shares of common stock to

TranS1 Inc.

Notes to Financial Statements — (Continued)

employees and consultants for $123,000 upon the exercise of stock options. In 2006, the Company issued 23,711 shares of the common stock to employees and consultants for $4,400 upon the exercise of stock options.

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

During fiscal years ended December 31, 2008 and 2007, no shares were issued to participants under the ESPP.

2000 and 2007 Stock Incentive Plans

The Company established the TranS1 Inc. Stock Incentive Plan in 2000, (as amended, the “2000 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”) in October 2007 (collectively, the “Plans”). Under the 2000 Plan and the 2007 Plan, the Company may grant options to employees, directors or service providers and contractors for a maximum of 3,159,108 and 1,400,000 shares, respectively, of the Company’s common stock. Options granted under the Plans may be incentive stock options or non-qualified stock options. Non-qualified stock options may be granted to service providers and incentive stock options may be granted only to employees. The exercise periods may not exceed ten years for options. However, in the case of an incentive stock option granted to an optionee who, at the time of the option grant owns stock representing more than 10% of the outstanding shares, the term of the option shall be five years from the date of the grant. The exercise price of incentive stock options cannot be less than 100% of the fair market value per share of the Company’s common stock on the grant date. The exercise price of a nonqualified option under the 2000 Plan and the 2007 Plan shall not be less than 85% and 100%, respectively, of the fair market value per share on the date the option is granted. If an optionee owns more than 10% of the outstanding shares, the exercise price cannot be less than 110% of the fair market value of the stock on the date of the grant. Options granted under the Plans generally vest over periods ranging from three to four years.

TranS1 Inc.

Notes to Financial Statements — (Continued)

The following table summarizes the activity of the Company’s 2000 Plan and 2007 Plan, including the number of shares under options (“Number”) and the weighted average exercise price (“Price”):

	Number	Price

Outstanding as of December 31, 2007	2,320,281	$3.22
Options granted	1,033,000	11.77
Options exercised	(694,392)	0.45
Options forfeited	(411,156)	8.07

Outstanding as of December 31, 2008	2,247,733	$7.12

The following table summarizes information about the Company’s stock options at December 31, 2008:

		Weighted	Weighted
		Average	Average	Number of
	Number	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable

$0.11 - $0.28	258,494	4.9	$0.25	253,583
$1.11 - $2.38	456,907	7.9	1.23	301,980
$5.56 - $7.78	479,707	8.4	5.73	175,645
$12.22	817,625	9.3	11.11	49,851
$19.66	235,000	9.1	15.10	67,500

	2,247,733	8.3	$7.12	848,559

The aggregate intrinsic value of outstanding stock options at December 31, 2008 was $5.2 million. At December 31, 2008, exercisable stock options had an aggregate intrinsic value of $3.8 million, a weighted average contractual life of 7.2 years and a weighted average exercise price of $2.39.

Stock-Based Compensation for Non-employees

During 2008, the Company issued options to purchase 35,000 shares of common stock with an average exercise price of $12.43 per share to consultants. These options vest over a range of 1 to 3 years and expire 10 years from the date of issuance. During 2007, the Company issued options to purchase 50,207 shares of common stock with an average exercise price of $7.52 per share to consultants. These options vest over a range of zero to three years and expire 10 years from the date of issuance. During 2006, the Company issued options to purchase 51,651 shares of common stock with an exercise price of $1.00 per share to consultants. These options vest over a range of zero to three years and expire 10 years from the date of issuance. The Company determined the estimated fair value of the options issued to the consultants using the Black-Scholes pricing model. The Company used the following assumptions in the Black-Scholes pricing model for 2008 grants: 54% volatility, 0% dividend yield, 1.54% risk-free rate and 6 year expected life. The Company used the following assumptions in the Black-Scholes pricing model for 2007 grants: 45% volatility, 0% dividend yield, 4.92% risk-free rate and 6 year expected life. The Company used the following assumptions in the Black-Scholes pricing model for 2006 grants: 45% volatility, 0% dividend yield, 4.58% risk-free rate and a 6 year expected legal life.

Stock-based compensation expense charged to operations on options granted to non-employees for years ended December 31, 2008, 2007 and 2006 was $118,000, $1.1 million and $77,000, respectively. As of December 31, 2008, there was $165,000 of total unrecognized compensation costs related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.

TranS1 Inc.

Notes to Financial Statements — (Continued)

Employee Stock-Based Compensation on or Subsequent to January 1, 2006

Under SFAS 123R, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. For the period from January 1, 2006 to December 31, 2008, the Company issued employee stock-based awards in the form of stock options. The Company recorded stock-based compensation expense of $3.0 million, $1.5 million, and $522,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2008, 2007 and 2006 was $11.77, $10.34 and $4.18 per share, respectively. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised for the years ended December 31, 2008, 2007 and 2006, was $5.4 million, $3.8 million and $114,000, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Prior to the Company’s initial public offering, the Board of Directors, with the assistance of management, performed contemporaneous fair value analyses to determine the fair value of the common stock at the time of the stock option grants. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2008, 2007 and 2006:

Expected Life.  The expected life of six years is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 110, which provides guidance regarding the application of SFAS 123R.

Volatility.  Through October 17, 2007, the Company was a private entity with no historical data regarding the volatility of its common stock. Accordingly, the expected volatility used for 2007 and 2006 was based on volatility of similar entities, referred to as “guideline” companies. In 2008, the expected volatility was based on a weighted average of the actual volatility of the Company for the current year and the guideline companies for prior periods. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company utilized an expected volatility range of 45% to 54% for 2008 and 45% for 2007 and 2006.

Risk-Free Interest Rate.  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The risk-free rates were:

Option Grant Year	Risk-Free Rate Range

2008	2.68% to 3.21%
2007	4.58% to 4.92%
2006	4.58%

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

TranS1 Inc.

Notes to Financial Statements — (Continued)

As of December 31, 2008, there was $7.0 million of total unrecognized compensation costs related to non-vested employee stock option awards granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 2.6 years.

8.	Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	2008	2007
	(In thousands)

Deferred tax assets
Domestic net operating loss carryforwards	$14,350	$8,615
Inventory	200	177
Fixed assets	242	84
Other	485	80
Research and development credit	716	568

Total deferred tax assets	15,993	9,524
Valuation allowance for deferred assets	(15,993)	(9,524)

Deferred tax assets	—	—

Deferred tax liabilities
Fixed assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $37.4 million and $26.8 million, respectively. These net operating loss carryforwards begin to expire in 2021 and 2016 for federal and state tax purposes, respectively. Additionally, as of December 31, 2008, the Company had research credit carryforwards of $1.0 million for federal tax purposes. These credit carryforwards begin to expire in 2021. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

TranS1 Inc.

Notes to Financial Statements — (Continued)

A reconciliation of differences between the U.S. federal income tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2008		2007		2006
		% of		% of		% of
	Amount	Net Loss	Amount	Net Loss	Amount	Net Loss
	(In thousands)

Tax at statutory rate	$(5,962)	35.0%	$(3,002)	35.0%	$(3,318)	35.0%
State taxes	(447)	2.6%	(394)	4.6%	(213)	2.2%
Non deductible items	1,168	(6.9)%	998	(11.6)%	270	(2.8)%
Other	(470)	2.8%	53	(0.6)%	421	(4.3)%
R&D credits	(148)	0.9%	(115)	1.3%	(144)	1.5%
Change in valuation allowance	5,859	(34.4)%	2,460	(28.7)%	2,984	(31.5)%

Total	$—	0.0%	$—	0.0%	$—	0.0%

As of January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had $1.2 million of unrecognized tax benefits related to the adoption of FIN 48. This would be recorded as a component of income tax expense once the valuation allowance is released. For the year ended December 31, 2008, the Company decreased its unrecognized tax benefits by $374,000. The change was recorded as a reduction to the respective deferred tax asset which was reflected as a decrease in the valuation allowance. As of December 31, 2008, the Company had $0.9 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of January 1, 2007, December 31, 2007 and December 31, 2008, the Company had no accrued interest or tax penalties recorded. A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,205
Gross increases related to current period tax positions	56

Balance at December 31, 2007	1,261
Gross decreases related to current period tax positions	(374)

Balance at December 31, 2008	$887

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Given the losses accumulated to date, periods open for examination are 2001 to 2008 for the primary taxing jurisdictions of the United States and North Carolina. The Company currently does not expect a significant change in the FIN 48 liability in the next 12 months.

TranS1 Inc.

Notes to Financial Statements — (Continued)

9.	Quarterly Data (Unaudited)

The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share data):

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$5,978	$5,951	$6,021	$7,354
Gross profit	4,940	4,814	5,010	6,225
Total operating expenses	8,319	10,801	10,363	11,089
Net loss	$(2,439)	$(5,299)	$(4,764)	$(4,533)
Basic and diluted net loss per common share	$(0.12)	$(0.26)	$(0.23)	$(0.22)

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$3,115	$4,072	$4,327	$4,959
Gross profit	2,525	3,203	3,573	4,130
Total operating expenses	4,404	5,794	5,912	7,282
Net loss	$(1,697)	$(2,430)	$(2,214)	$(2,236)
Basic and diluted net loss per common share	$(0.69)	$(0.98)	$(0.87)	$(0.14)

TRANS1 INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Balance at			Balance at
	Beginning of			End of
	Period	Additions(1)	Deductions(2)	Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2008	$110	$101	$18	$193
Year ended December 31, 2007	29	95	14	110
Year ended December 31, 2006	—	64	35	29

	Balance at			Balance at
	Beginning of			End of
	Period	Additions(3)	Deductions(4)	Period
	(In thousands)

Inventory Reserve:
Year ended December 31, 2008	$295	$400	$298	$397
Year ended December 31, 2007	57	306	68	295
Year ended December 31, 2006	10	350	303	57

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Deductions(5)	Period
	(In thousands)

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2008	$9,524	$6,469	$—	$15,993
Year ended December 31, 2007	8,121	2,460	1,057	9,524
Year ended December 31, 2006	5,137	2,984	—	8,121

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales.

(4)	Excess and obsolete inventory written-off against reserve.

(5)	Adjustment for the adoption of FIN 48 on January 1, 2007.

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
3.2		Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10.1		Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.2		Form of Stock Option Agreement under Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.3		2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.4		Form of Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.5		2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.6		Lease, dated March 16, 2005, between TranS1 Inc. and Ellmore Enterprises (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10.7		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10	.7.1	Schedule of Parties to Indemnification Agreement.**
23.1		Consent of Independent Registered Public Accounting Firm.**
24.1		Power of Attorney (included in the signature page).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
32.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.

**	Filed herewith.