Form 10-Q
period 2009-03-31
TRANS1 INC
filed 2009-05-06
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 4, 2009 was 20,561,608 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
TranS1 Inc.
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$8,678	$5,978
Cost of revenue	1,542	1,038

Gross profit	7,136	4,940

Operating expenses:
Research and development	1,605	1,215
Sales and marketing	9,150	5,697
General and administrative	1,762	1,407

Total operating expenses	12,517	8,319

Operating loss	(5,381)	(3,379)

Interest income	217	940

Net loss	$(5,164)	$(2,439)

Net loss per common share — basic and diluted	$(0.25)	$(0.12)

Weighted average common shares outstanding — basic and diluted	20,552	19,930

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Balance Sheets
(in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$52,786	$42,051
Short-term investments	19,269	35,215
Accounts receivable, net	5,447	4,812
Inventory	6,525	6,369
Prepaid expenses and other assets	602	632

Total current assets	84,629	89,079
Property and equipment, net	1,460	1,412

Total assets	$86,089	$90,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,944	$2,896
Accrued expenses	2,059	2,009

Total current liabilities	5,003	4,905

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	134,171	133,507
Accumulated deficit	(53,087)	(47,923)

Total stockholders’ equity	81,086	85,586

Total liabilities and stockholders’ equity	$86,089	$90,491

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,164)	$(2,439)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	229	170
Stock-based compensation	643	523
Allowance for excess and obsolete inventory	35	(1)
Provision for bad debts	24	18
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(659)	(317)
(Increase) decrease in inventory	(191)	377
(Increase) decrease in prepaid expenses	30	(31)
Increase (decrease) in accounts payable	48	115
Increase (decrease) in accrued expenses	50	(387)

Net cash used in operating activities	(4,955)	(1,972)

Cash flows from investing activities:
Purchases of property and equipment	(277)	(420)
Purchases of investments	(2,973)	(33,150)
Sales and maturities of investments	18,919	9,825

Net cash provided by (used in) investing activities	15,669	(23,745)

Cash flows from financing activities:
Proceeds from issuance of common stock	21	44

Net cash provided by financing activities	21	44

Net increase (decrease) in cash and cash equivalents	10,735	(25,673)
Cash and cash equivalents, beginning of period	42,051	64,676

Cash and cash equivalents, end of period	$52,786	$39,003

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. The Company operates in one business segment. The Company has developed and currently markets two single-level fusion products, AxiaLIF® and AxiaLIF 360°™, and a two-level fusion product, the AxiaLIF 2L™. All of the Company’s products are delivered using its pre-sacral approach. The AxiaLIF product was commercially released in January 2005 and the AxiaLIF 360° product was commercially released in July 2006. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.
The Company owns two trademark registrations in the United States and four trademark registrations in the European Union. The Company also owns nine pending trademark applications in the United States, three pending trademark applications in the European Union and six pending trademark applications in Canada.
The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include, without limitation, rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory clearance or approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, product liability, and the dependence on key individuals.
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
Impact of Recently Issued Accounting Standards
In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for its non-financial assets and non-financial liabilities on January 1, 2009, and it did not have a material impact on the Company’s financial statements.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
3. Income taxes
No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.
4. Loss per share
Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing the net loss by the weighted average number of common shares and potential dilutive common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2009	2008
Weighted average stock options outstanding	2,264,005	2,357,387

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and commercial paper. Short-term investments consist of corporate notes, certificates of deposit and U.S. government securities.

At March 31, 2009, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. SFAS 157 requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At March 31, 2009, all available for sale securities are classified as Level 1 assets with a fair value of $71.7 million, which included money market funds of $52.5 million and short-term investments of $19.3 million. At December 31, 2008, all available for sale securities were classified as Level 1 assets with a fair value of $76.8 million, which included money market funds of $41.6 million and short-term investments of $35.2 million. The Company had no Level 2 or Level 3 assets or liabilities at March 31, 2009 or December 31, 2008.
6. Accounts receivable, net
The following table presents the components of accounts receivable:

	March 31,	December 31,
	2009	2008
	(In thousands)
Gross accounts receivable	$5,632	$5,005
Allowance for uncollectible accounts	(185)	(193)

Total accounts receivable, net	$5,447	$4,812

7. Inventories
The following table presents the components of inventories:

	March 31,	December 31,
	2009	2008
	(In thousands)
Finished goods	$3,151	$2,598
Work-in-process	2,934	3,334
Raw materials	440	437

Total inventories	$6,525	$6,369

8. Accrued Expenses
The following table presents the components of accrued expenses:

	March 31,	December 31,
	2009	2008
	(In thousands)
Commissions	$1,063	$1,178
Bonus	268	270
Vacation	259	163
Legal and professional fees	239	69
Other	230	329

Total accrued expenses	$2,059	$2,009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to our financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.
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

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We received FDA 510(k) clearance for our AxiaLIF 360° product in the United States in the third quarter of 2005 and began commercialization in the United States in the third quarter of 2006. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. For AxiaLIF 360°, we received a CE mark in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. We currently sell our products through a direct sales force, independent sales agents and international distributors.
We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which allows us to compete with larger volume manufacturers of spine surgery products.
Since inception, we have been unprofitable. As of March 31, 2009, we had an accumulated deficit of $53.1 million.
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
Financial Operations
Revenue
We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative disc disease and instability. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the procedure kit has been used in a surgical procedure. We also generate revenue through sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. We determine revenue recognition on a case-by-case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.
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
General and Administrative
General and administrative expenses consist of personnel costs, including stock-based compensation, related to the executive, finance, business development, information technology and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses. We expect general and administrative expenses to increase as we grow our business and as we incur additional professional fees, increased insurance costs and other general corporate expenses related to operating as a public company.
Interest Income
Interest income is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities.
Results of Operations
Comparison of the Three Months Ended March 31, 2008 and 2009

Revenue. Revenue increased from $6.0 million in the three months ended March 31, 2008 to $8.7 million in the three months ended March 31, 2009. The $2.7 million increase in revenue from 2008 to 2009 was primarily attributable to an increase in the number of AxiaLIF products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360° products, and the commercialization of our AxiaLIF 2L product in the United States, which began in the second quarter of 2008. None of this increase was attributable to price increases. Domestically, sales of our AxiaLIF 360° product increased from $2.2 million in the three months ended March 31, 2008 to $2.6 million in the three months ended March 31, 2009 and sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008, were $2.3 million in the three months ended March 31, 2009. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,300 in the three months ended March 31, 2008 to approximately $10,600 in the three months ended March 31, 2009. In the three months ended March 31, 2008 and 2009, we recorded 533 and 751 domestic AxiaLIF cases, respectively, including 213 AxiaLIF 360° cases in the first quarter of 2008, and 261 AxiaLIF 360° cases and 168 AxiaLIF 2L cases in the first quarter of 2009. Additionally, during the three months ended March 31, 2008 and 2009, we generated $266,000 and $297,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States decreased from $753,000 in the three months ended March 31, 2008 to $452,000 in the three months ended March 31, 2009. In the first quarter of 2008 and 2009, initial stocking shipments to new distributors outside the United States were $309,000 and $97,000, respectively. In the three months ended March 31, 2008 and 2009, 87% and 95%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $1.0 million in the three months ended March 31, 2008 to $1.5 million in the three months ended March 31, 2009. The $0.5 million increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products.
Research and Development. Research and development expenses increased from $1.2 million in the three months ended March 31, 2008 to $1.6 million in the three months ended March 31, 2009. The $390,000 increase in expense in 2009 compared to 2008 was primarily the result of increased research and development and clinical project-related spending of $192,000 and increased legal fess related to maintaining our intellectual property of $184,000.
Sales and Marketing. Sales and marketing expenses increased from $5.7 million in the three months ended March 31, 2008 to $9.2 million in the three months ended March 31, 2009. The increase in expenses from 2008 to 2009 of $3.5 million was primarily the result of increased personnel related costs, including commissions and stock-based compensation expense, of $1.9 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products, increased travel and entertainment expenses of $0.4 million related to the larger sales force, increased training expenses of $0.5 million and increased tradeshow and promotional expenses of $0.5 million.
General and Administrative. General and administrative expenses increased from $1.4 million in the three months ended March 31, 2008 to $1.8 million in the three months ended March 31, 2009. The increase in expenses from 2008 to 2009 of $0.4 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $0.3 million.
Interest Income. Interest income decreased from $940,000 in the three months ended March 31, 2008 to $217,000 in the three months ended March 31, 2009. The decrease of $723,000 in interest income from 2008 to 2009 was primarily due to significantly lower interest rates and our lower average cash and investment balances.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of March 31, 2009, we had an accumulated deficit of $53.1 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. As we continue to develop new products, drive global market acceptance of our current AxiaLIF products and expand our sales and marketing efforts, we expect that research and development, sales and marketing and general and administrative expenses will continue to increase. As a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our initial public offering were approximately $86.7 million.
As of March 31, 2009, we did not have any outstanding debt financing arrangements, we had working capital of $80.0 million and our primary source of liquidity was $72.1 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and high grade commercial paper. We currently place our short-term investments primarily in U.S. agency backed debt instruments, high grade corporate bonds and certificates of deposit.
Cash, cash equivalents and short-term investments decreased from $77.3 million at December 31, 2008 to $72.1 million at March 31, 2009. The decrease of $5.2 million was primarily the result of net cash used in operating activities of $5.0 million and purchases of property and equipment of $277,000.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $5.0 million in the three months ended March 31, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and stock-based compensation expense, increases in accounts receivable resulting from the growth in revenue and inventory as we prepare for continued growth, partially offset by small changes in prepaid assets, accounts payable and accrued expense due to the timing of activity in those accounts.
Net Cash Provided by Investing Activities. Net cash provided by investing activities was $15.7 million in the three months ended March 31, 2009. This amount reflected purchases or sales and maturities of short-term investments of $15.9 million, offset by purchases of property and equipment of $277,000, primarily for research and development and information technology needs.
Net Cash Provided by Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2009 was $21,000, which represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash, cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, accrued expenses, income taxes and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates under different assumptions or conditions.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in any of our accounting policies since December 31, 2008.
New Accounting Standards
In February 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards No. 157, “Fair Value

Measurements”, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted SFAS 157 for our non-financial assets and non-financial liabilities on January 1, 2009 and it did not have a material impact on our financial statements.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at March 31, 2009 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds, certificates of deposit and commercial paper. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2009, we have not used derivative instruments or engaged in hedging activities.
Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2009. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and operating at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(b) Uses of Proceeds from Sale of Registered Securities
On October 22, 2007, we completed our initial public offering of 6,325,000 shares of common stock at the offering price of $15.00 per share. We effected the offering through a Registration Statement on Form S-1 (Registration No. 333-144802), which was declared effective by the SEC on October 16, 2007, and through a Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act (Registration No. 333-146753), which became effective upon filing on October 17, 2007 pursuant to Rule 462(b). The offering resulted in aggregate proceeds to us of approximately $86.7 million, net of underwriting discounts and commissions.
As of March 31, 2009, we had used approximately $51.7 million of the net proceeds for sales, marketing and general administrative activities and $7.6 million for research and development activities.
We intend to use the remaining net proceeds of our initial public offering to support the commercialization of our existing and future products and to support our research and development activities, clinical trials, regulatory clearances or approvals and for capital expenditures, working capital and other general corporate purposes. We have invested the net proceeds from our initial public offering in money-market funds and short-term investment-grade interest-bearing securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on October 17, 2007 pursuant to Rule 424(b) under the Securities Act. As of the date of this report, we cannot specify with certainty all of the particular uses for the net proceeds received in connection with our initial public offering. The amounts and timing of our actual expenditures will depend on numerous factors, including the status of our product development efforts, sales and marketing activities, technological advances, amount of cash generated or used by our operations and competition. Accordingly, our management will have broad discretion in the application of the net proceeds and investors will be relying on the judgment of our management regarding the application of the proceeds of the offering.
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

TranS1 Inc.
Date: May 6, 2009	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: May 6, 2009	By:	/s/ Michael Luetkemeyer
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