Form 10-Q
period 2009-06-30
TRANS1 INC
filed 2009-08-06
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of August 3, 2009 was 20,631,144 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
TranS1 Inc.
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$7,938	$5,951	$16,616	$11,929
Cost of revenue	1,515	1,137	3,057	2,175

Gross profit	6,423	4,814	13,559	9,754

Operating expenses:
Research and development	2,359	1,211	3,685	2,331
Sales and marketing	8,943	7,200	18,093	12,898
General and administrative	1,991	2,390	4,031	3,891

Total operating expenses	13,293	10,801	25,809	19,120

Operating loss	(6,870)	(5,987)	(12,250)	(9,366)
Interest income	111	688	328	1,628

Net loss	$(6,759)	$(5,299)	$(11,922)	$(7,738)

Net loss per common share — basic and diluted	$(0.33)	$(0.26)	$(0.58)	$(0.39)

Weighted average common shares outstanding — basic and diluted	20,590	20,212	20,571	20,071

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Balance Sheets
(in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$29,207	$42,051
Short-term investments	37,275	35,215
Accounts receivable, net	4,707	4,812
Inventory	7,346	6,369
Prepaid expenses and other assets	547	632

Total current assets	79,082	89,079
Property and equipment, net	1,374	1,412

Total assets	$80,456	$90,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,099	$2,896
Accrued expenses	2,021	2,009

Total current liabilities	5,120	4,905

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	135,175	133,507
Accumulated other comprehensive income	4	—
Accumulated deficit	(59,845)	(47,923)

Total stockholders’ equity	75,336	85,586

Total liabilities and stockholders’ equity	$80,456	$90,491

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,922)	$(7,738)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	448	369
Stock-based compensation	1,587	1,854
Allowance for excess and obsolete inventory	383	34
Provision for bad debts	45	66
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	60	(615)
(Increase) decrease in inventory	(1,360)	27
(Increase) decrease in prepaid expenses	85	235
Increase (decrease) in accounts payable	203	386
Increase (decrease) in accrued expenses	12	(251)

Net cash used in operating activities	(10,459)	(5,633)

Cash flows from investing activities:
Purchases of property and equipment	(410)	(618)
Purchases of investments	(33,922)	(41,288)
Sales and maturities of investments	31,862	34,791

Net cash used in investing activities	(2,470)	(7,115)

Cash flows from financing activities:
Proceeds from issuance of common stock	85	121

Net cash provided by financing activities	85	121

Net decrease in cash and cash equivalents	(12,844)	(12,627)
Cash and cash equivalents, beginning of period	42,051	64,676

Cash and cash equivalents, end of period	$29,207	$52,049

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
The Company owns three trademark registrations in the United States and six trademark registrations in the European Union. The Company also owns nine pending trademark applications in the United States, one pending trademark applications in the European Union and six pending trademark applications in Canada.
The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include, without limitation, rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory clearance or approval, uncertainty of reimbursement from third-party payors, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, product liability, and the dependence on key individuals.
2. Basis of presentation
The Company has prepared the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s financial position, results of operations and cash flows. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate specifically to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
In the second quarter of 2009, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense as such costs typically would be excluded from research and development costs as defined by Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs”. Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amounts for the three and six month periods ended June 30, 2008 were $351,000 and $446,000, respectively. The revision did not affect previously reported total operating expenses, net loss, loss per share, assets, liabilities, stockholders’ equity or cash flows.
Impact of Recently Issued Accounting Standards
In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for its non-financial assets and non-financial liabilities on January 1, 2009, and it did not have a material impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application did not have a material impact on the Company’s financial statements. The Company has performed this evaluation through August 6, 2009, the date the financial statements were issued.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
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
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average stock options outstanding	2,350,270	2,316,641	2,247,111	2,094,691

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds. Short-term investments consist of corporate notes and U.S. government securities.
At June 30, 2009, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. SFAS 157 requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At June 30, 2009, all available for sale securities are classified as Level 1 assets with a fair value of $66.1 million, which included money market funds of $28.8 million and short-term investments of $37.3 million. At December 31, 2008, all available for sale securities were classified as Level 1 assets with a fair value of $76.8 million, which included money market funds of $41.6 million and short-term investments of $35.2 million. The Company had no Level 2 or Level 3 assets or liabilities at June 30, 2009 or December 31, 2008.

6. Accounts receivable, net
The following table presents the components of accounts receivable:

	June 30,	December 31,
	2009	2008
	(In thousands)
Gross accounts receivable	$4,914	$5,005
Allowance for uncollectible accounts	(207)	(193)

Total accounts receivable, net	$4,707	$4,812

7. Inventories
The following table presents the components of inventories:

	June 30,	December 31,
	2009	2008
	(In thousands)
Finished goods	$4,181	$2,598
Work-in-process	2,700	3,334
Raw materials	465	437

Total inventories	$7,346	$6,369

8. Accrued Expenses
The following table presents the components of accrued expenses:

	June 30,	December 31,
	2009	2008
	(In thousands)
Commissions	$800	$1,178
Bonus	526	270
Vacation	323	163
Legal and professional fees	134	69
Other	238	329

Total accrued expenses	$2,021	$2,009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Since inception, we have been unprofitable. As of June 30, 2009, we had an accumulated deficit of $59.8 million.
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
Research and Development
Research and development expenses consist primarily of personnel costs, including stock-based compensation expense, within our product development, regulatory and clinical functions and the costs of clinical studies and product development projects. Research and development expenses also include facilities-related costs. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2008 and 2009
Revenue. Revenue increased from $6.0 million in the three months ended June 30, 2008 to $7.9 million in the three months ended June 30, 2009. The $1.9 million increase in revenue from 2009 to 2008 was primarily attributable to an increase in the number of AxiaLIF products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360° products, and the commercialization of our AxiaLIF 2L product in the United States, which had its limited market release in May 2008. None of this increase was attributable to price increases. Domestically, sales of our AxiaLIF 2L product, increased from $356,000 in the three months ended June 30, 2008 to $2.3 million in the three months ended June 30, 2009 and sales of our AxiaLIF 360° product decreased from $2.2 million in the three months ended June 30, 2008 to $2.0 million in the three months ended June 30, 2009. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,500 in the three months ended June 30, 2008 to approximately $10,700 in the three months ended June 30, 2009. In the three months ended June 30, 2008 and 2009, we recorded 541 and 671 domestic AxiaLIF cases, respectively, including 213 AxiaLIF 360° cases and 24 AxiaLIF 2L cases in the second quarter of 2008, and 199 AxiaLIF 360° cases and 175 AxiaLIF 2L cases in the second quarter of 2009. Additionally, during the three months ended June 30, 2008 and 2009, we generated $175,000 and $211,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States decreased from $649,000 in the three months ended June 30, 2008 to $565,000 in the three months ended June 30, 2009. In the second quarter of 2008, initial stocking shipments to new distributors outside the United States were $73,000. There were no initial stocking shipments to our international distributors in the second quarter of 2009. In the three months ended June 30, 2008 and 2009, 89% and 93%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $1.1 million in the three months ended June 30, 2008 to $1.5 million in the three months ended June 30, 2009. The $378,000 increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products. As a percentage of revenue, cost of revenue remained consistent at 19% in the three months ended June 30, 2008 and 2009.
Research and Development. Research and development expenses increased from $1.2 million in the three months ended June 30, 2008 to $2.4 million in the three months ended June 30, 2009. The $1.2 million increase in expense in 2009 compared to 2008 was primarily the result of an expenditure of $1.0 million to acquire the rights to develop a technology for future use, along with increased research and development and clinical project-related spending of $316,000, partially offset by a decrease in stock compensation expense of $147,000.
Sales and Marketing. Sales and marketing expenses increased from $7.2 million in the three months ended June 30, 2008 to $8.9 million in the three months ended June 30, 2009. The increase in expenses from 2008 to 2009 of $1.7 million was primarily the result of increased personnel related costs, including commissions, of $1.3 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products and increased tradeshow and promotional expenses of $0.2 million.
General and Administrative. General and administrative expenses decreased from $2.4 million in the three months ended June 30, 2008 to $2.0 million in the three months ended June 30, 2009. The decrease in expenses from 2008 to 2009 of $0.4 million was primarily due to decreased professional fees of $0.3 million.

Interest Income. Interest income decreased from $688,000 in the three months ended June 30, 2008 to $111,000 in the three months ended June 30, 2009. The decrease of $577,000 in interest income from 2008 to 2009 was primarily due to significantly lower interest rates and our lower average cash and investment balances.
Comparison of the Six Months Ended June 30, 2008 and 2009
Revenue. Revenue increased from $11.9 million in the six months ended June 30, 2008 to $16.6 million in the six months ended June 30, 2009. The $4.7 million increase in revenue from 2008 to 2009 was primarily attributable to an increase in the number of AxiaLIF products sold. None of this increase was attributable to price increases. Sales of our AxiaLIF 360° product increased from $4.3 million in the six months ended June 30, 2008 to $4.7 million in the six months ended June 30, 2009. Sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008, increased from $356,000 in the six months ended June 30, 2008 to $4.6 million in the six months ended June 30, 2009. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,400 in the six months ended June 30, 2008 to approximately $10,600 in the six months ended June 30, 2009. In the six months ended June 30, 2008 and 2009 we recorded 1,074 and 1,422 domestic AxiaLIF cases, respectively, including 426 AxiaLIF 360° cases and 24 AxiaLIF 2L cases in 2008, and 460 AxiaLIF 360° cases and 343 AxiaLIF 2L cases in 2009. Additionally, during the six months ended June 30, 2008 and 2009 we generated $440,000 and $508,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States decreased from $1.4 million in the six months ended June 30, 2008 to $1.0 million in the six months ended June 30, 2009. $295,000 of this decrease was attributable to initial stocking shipments to new distributors in 2008. In the six months ended June 30, 2008 and 2009, 88% and 94%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $2.2 million in the six months ended June 30, 2008 to $3.1 million in the six months ended June 30, 2009. The $0.9 million increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our AxiaLIF products. As a percentage of revenue, cost of revenue remained consistent at 18% in the six months ended June 30, 2008 and 2009.
Research and Development. Research and development expenses increased from $2.3 million in the six months ended June 30, 2008 to $3.7 million in the six months ended June 30, 2009. The $1.4 million increase in expense in 2009 compared to 2008 was primarily the result of an expenditure of $1.0 million to acquire the rights to develop a technology for future use, along with increases in project related research and development and clinical trial costs of $256,000.
Sales and Marketing. Sales and marketing expenses increased from $12.9 million in the six months ended June 30, 2008 to $18.1 million in the six months ended June 30, 2009. The increase in expenses from 2008 to 2009 of $5.2 million was primarily the result of increased personnel related costs, including commissions, of $3.2 million, increased travel and entertainment expenses of $0.5 million related to the larger sales force, increased training of $0.5 million and increased tradeshow and promotional expenses of $0.7 million.

General and Administrative. General and administrative expenses increased from $3.9 million in the six months ended June 30, 2008 to $4.0 million in the six months ended June 30, 2009. The increase in expenses from 2008 to 2009 of $0.1 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $415,000, partially offset by a decrease in professional fees of $212,000.
Interest Income. Interest income decreased from $1.6 million in the six months ended June 30, 2008 to $328,000 in the six months ended June 30, 2009. The decrease of $1.3 million in interest income from 2008 to 2009 was primarily due to significantly lower interest rates and our lower average cash and investment balances.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of June 30, 2009, we had an accumulated deficit of $59.8 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. As we continue to develop new products, drive global market acceptance of our current AxiaLIF products and expand our sales and marketing efforts, we expect that research and development, sales and marketing and general and administrative expenses will continue to increase. As a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our initial public offering were approximately $86.7 million.
As of June 30, 2009, we did not have any outstanding debt financing arrangements, we had working capital of $74.0 million and our primary source of liquidity was $66.5 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds. We currently place our short-term investments primarily in U.S. agency backed debt instruments and high grade corporate bonds.
Cash, cash equivalents and short-term investments decreased from $77.3 million at December 31, 2008 to $66.5 million at June 30, 2009. The decrease of $10.8 million was primarily the result of net cash used in operating activities of $10.5 million and purchases of property and equipment of $410,000.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $10.5 million in the six months ended June 30, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and stock-based compensation expense, and an increase in inventory as we prepare for continued growth, partially offset by small changes in accounts receivable, prepaid assets, accounts payable and accrued expense due to the timing of activity in those accounts.
Net Cash Used in Investing Activities. Net cash used in investing activities was $2.5 million in the six months ended June 30, 2009. This amount reflected net purchases or sales and maturities of short-term investments of $2.1 million and purchases of property and equipment of $410,000, primarily for research and development, surgical instrument kits and information technology needs.
Net Cash Provided by Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2009 was $85,000, which primarily represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
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
New Accounting Standards
In February 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. FAS 157-2, which delayed the effective date of Statement of Financial Accounting Standards, or

SFAS, No. 157, “Fair Value Measurements”, for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for our non-financial assets and non-financial liabilities on January 1, 2009 and it did not have a material impact on our financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 during the second quarter of 2009, and its application did not have a material impact on our financial statements. We performed this evaluation through August 6, 2009, the date the financial statements were issued.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 establishes the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our financial statements.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at June 30, 2009 is related to our investment portfolio. We invest our excess cash primarily in money market funds, debt instruments of the U.S. government and its agencies and in high quality corporate bonds. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income. Historically, and as of June 30, 2009, we have not used derivative instruments or engaged in hedging activities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2009. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and operating at the reasonable assurance level.
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
As of June 30, 2009, we had used approximately $64.0 million of the net proceeds for sales, marketing and general administrative activities and $8.7 million for research and development activities.
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
We held an annual meeting on June 3, 2009 at our corporate headquarters in Wilmington, North Carolina. The first item of business was the election of two class II directors. The nominees elected were Michael Carusi and Jonathan Osgood. Both nominees were elected by a majority of votes present at the meeting as follows:

Name	Votes For	Votes Withheld
Michael Carusi	17,188,315	150,448
Jonathan Osgood	17,304,345	34,458
Directors Richard Randall, Mitchell Dann, James Shapiro, Joseph Slattery and Paul LaViolette continued in office after the meeting.
     The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009 was ratified with 17,321,156 in favor and 17,647 abstentions.
An amendment to our 2007 Stock Incentive Plan to increase the number of shares reserved for issuance from 1,400,000 to 2,000,000 was ratified with 13,056,492 in favor, 1,716,865 against and 10,050 abstentions.

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

TranS1 Inc.
Date: August 6, 2009	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Michael Luetkemeyer
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