Form 10-Q
period 2009-09-30
TRANS1 INC
filed 2009-11-06
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______ to _______
Commission File Number 001-33744
TRANS1 INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0909022 (I.R.S. employer identification no.)
411 LANDMARK DRIVE, WILMINGTON, NC 28412-6303
(Address of principal executive office)     (Zip code)
(910) 332-1700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of the registrant’s common stock outstanding as of November 2, 2009 was 20,635,084 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
TranS1 Inc.
Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$6,912	$6,021	$23,528	$17,950
Cost of revenue	1,366	1,011	4,423	3,186

Gross profit	5,546	5,010	19,105	14,764

Operating expenses:
Research and development	1,362	910	5,047	3,241
Sales and marketing	8,126	7,782	26,219	20,680
General and administrative	1,683	1,671	5,714	5,563

Total operating expenses	11,171	10,363	36,980	29,484

Operating loss	(5,625)	(5,353)	(17,875)	(14,720)
Interest income	54	589	382	2,218

Net loss	$(5,571)	$(4,764)	$(17,493)	$(12,502)

Net loss per common share — basic and diluted	$(0.27)	$(0.23)	$(0.85)	$(0.62)

Weighted average common shares outstanding — basic and diluted	20,630	20,474	20,591	20,206

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Balance Sheets
(in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$30,298	$42,051
Short-term investments	30,969	35,215
Accounts receivable, net	4,168	4,812
Inventory	7,671	6,369
Prepaid expenses and other assets	433	632

Total current assets	73,539	89,079
Property and equipment, net	1,281	1,412

Total assets	$74,820	$90,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,655	$2,896
Accrued expenses	1,780	2,009

Total current liabilities	4,435	4,905

Stockholders’ equity:
Common stock	2	2
Additional paid-in capital	135,796	133,507
Accumulated other comprehensive income	3	—
Accumulated deficit	(65,416)	(47,923)

Total stockholders’ equity	70,385	85,586

Total liabilities and stockholders’ equity	$74,820	$90,491

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,493)	$(12,502)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	684	583
Stock-based compensation	2,200	2,598
Allowance for excess and obsolete inventory	541	376
Provision for bad debts	63	84
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	581	(611)
(Increase) decrease in inventory	(1,843)	(1,804)
(Increase) decrease in prepaid expenses	199	196
Increase (decrease) in accounts payable	(241)	772
Increase (decrease) in accrued expenses	(229)	412

Net cash used in operating activities	(15,538)	(9,896)

Cash flows from investing activities:
Purchases of property and equipment	(553)	(1,003)
Purchases of investments	(39,911)	(50,826)
Sales and maturities of investments	44,157	39,791

Net cash provided by (used in) investing activities	3,693	(12,038)

Cash flows from financing activities:
Proceeds from issuance of common stock	92	188

Net cash provided by financing activities	92	188

Net decrease in cash and cash equivalents	(11,753)	(21,746)
Cash and cash equivalents, beginning of period	42,051	64,676

Cash and cash equivalents, end of period	$30,298	$42,930

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
The Company owns four trademark registrations in the United States and seven trademark registrations in the European Union. The Company also owns ten pending trademark applications in the United States and six pending trademark applications in Canada.
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
In the second quarter of 2009, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense as such costs typically would be excluded from research and development costs as defined by Accounting Standards Codification 730 (formerly Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs”). Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amounts for the three and nine month periods ended September 30, 2008 were $253,000 and $699,000, respectively. The revision did not affect previously reported total operating expenses, net loss, loss per share, assets, liabilities, stockholders’ equity or cash flows.
Impact of Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 (formerly SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 during the third quarter of 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.
In February 2008, the FASB issued ASC 820 (formerly Staff Position No. FAS 157-2, “Fair Value Measurements”), which delayed the effective date of ASC 820 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted ASC 820 for its non-financial assets and non-financial liabilities on January 1, 2009, and it did not have a material impact on the Company’s financial statements.
In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the second quarter of 2009, and its application did not have a material impact on the Company’s financial statements. The Company has performed this evaluation through November 6, 2009, the date the financial statements were issued.
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
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average stock options outstanding	2,441,139	2,300,906	2,274,259	1,982,502

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds. Short-term investments consist of U.S. government securities.
At September 30, 2009, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. ASC 820 requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At September 30, 2009, all available for sale securities are classified as Level 1 assets with a fair value of $61.6 million, which included money market funds of $30.6 million and short-term investments of $31.0 million. At December 31, 2008, all available for sale securities were classified as Level 1 assets with a fair value of $76.8 million, which included money market funds of $41.6 million and short-term investments of $35.2 million. The Company had no Level 2 or Level 3 assets or liabilities at September 30, 2009 or December 31, 2008.
6. Accounts receivable, net

The following table presents the components of accounts receivable:

	September 30,	December 31,
	2009	2008
	(In thousands)
Gross accounts receivable	$4,350	$5,005
Allowance for uncollectible accounts	(182)	(193)

Total accounts receivable, net	$4,168	$4,812

7. Inventories
The following table presents the components of inventories:

	September 30,	December 31,
	2009	2008
	(In thousands)
Finished goods	$3,503	$2,598
Work-in-process	3,852	3,334
Raw materials	316	437

Total inventories	$7,671	$6,369

8. Accrued Expenses
The following table presents the components of accrued expenses:

	September 30,	December 31,
	2009	2008
	(In thousands)
Commissions	$731	$1,178
Vacation	349	163
Bonus	307	270
Legal and professional fees	101	69
Other	292	329

Total accrued expenses	$1,780	$2,009

9. Comprehensive Loss
The following table presents the components of other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(5,571)	$(4,764)	$(17,493)	$(12,502)
Other comprehensive income ( loss):
Translation adjustments	(1)	—	3	—

Total comprehensive loss	$(5,572)	$(4,674)	$(17,490)	$(12,502)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Since inception, we have been unprofitable. As of September 30, 2009, we had an accumulated deficit of $65.4 million.
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
Sales and Marketing
Sales and marketing expenses consist of personnel costs, including stock-based compensation expense, sales commissions paid to our direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities and participation in medical conferences. In future periods, we expect sales and marketing expenses to increase as we expand our sales and marketing efforts.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2008 and 2009
Revenue. Revenue increased from $6.0 million in the three months ended September 30, 2008 to $6.9 million in the three months ended September 30, 2009. The $0.9 million increase in revenue from 2008 to 2009 was primarily attributable to an increase in the number of AxiaLIF products sold, which we believe resulted from continued market acceptance of our AxiaLIF and AxiaLIF 360° products, and the commercialization of our AxiaLIF 2L product in the United States, which had its full market release in the fourth quarter of 2008. Our revenues this quarter were impacted by continuing uncertainty in the marketplace surrounding reimbursement for our AxiaLIF procedure, which we are addressing with increased education and support resources for our current and prospective surgeon users. None of this increase was attributable to price increases. Domestically, sales of our AxiaLIF 2L product increased from $0.9 million in the three months ended September 30, 2008 to $1.8 million in the three months ended September 30, 2009 and sales of our AxiaLIF 360° product decreased from $2.0 million in the three months ended September 30, 2008 to $1.7 million in the three months ended September 30, 2009. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,800 in the three months ended September 30, 2008 to approximately $10,400 in the three months ended September 30, 2009. In the three months ended September 30, 2008 and 2009, we recorded 555 and 606 domestic AxiaLIF cases, respectively, including 201 AxiaLIF 360° cases and 64 AxiaLIF 2L cases in the third quarter of 2008, and 169 AxiaLIF 360° cases and 138 AxiaLIF 2L cases in the third quarter of 2009. Additionally, during the three months ended September 30, 2008 and 2009, we generated $203,000 and $191,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States increased from $354,000 in the three months ended September 30, 2008 to $402,000 in the three months ended September 30, 2009. There were no initial stocking shipments to new distributors outside the United States in the third quarter of 2008, compared to $35,000 in the third quarter of 2009. In the three months ended September 30, 2008 and 2009, 94% of our revenues were generated within the United States.
Cost of Revenue. Cost of revenue increased from $1.0 million in the three months ended September 30, 2008 to $1.4 million in the three months ended September 30, 2009. The $354,000 increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our products. As a percentage of revenue, cost of revenue increased from 16.8% in the three months ended September 30, 2008 to 19.8% in the three months ended September 30, 2009. The increase in cost of revenue as a percent of revenue from 2008 to 2009 was primarily attributable to an inventory obsolescence reserve of $125,000 for discontinued product, which was recorded in the third quarter of 2009.
Research and Development. Research and development expenses increased from $910,000 in the three months ended September 30, 2008 to $1.4 million in the three months ended September 30, 2009. The $0.5 million increase in expense in 2009 compared to 2008 was primarily the result of an increase in project-related spending.

Sales and Marketing. Sales and marketing expenses increased from $7.8 million in the three months ended September 30, 2008 to $8.1 million in the three months ended September 30, 2009. The increase in expenses from 2008 to 2009 of $0.3 million was primarily the result of increased personnel related costs, including commissions, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products.
General and Administrative. General and administrative expenses remained consistent at $1.7 million for the three months ended September 30, 2008 and 2009.
Interest Income. Interest income decreased from $589,000 in the three months ended September 30, 2008 to $54,000 in the three months ended September 30, 2009. The decrease of $535,000 in interest income from 2008 to 2009 was primarily due to significantly lower interest rates and our lower average cash and investment balances.
Comparison of the Nine Months Ended September 30, 2008 and 2009
Revenue. Revenue increased from $18.0 million in the nine months ended September 30, 2008 to $23.5 million in the nine months ended September 30, 2009. The $5.5 million increase in revenue from 2008 to 2009 was primarily attributable to an increase in the number of AxiaLIF products sold. None of this increase was attributable to price increases. Sales of our AxiaLIF 360° product remained consistent at $6.4 million in the nine months ended September 30, 2008 and 2009. Sales of our AxiaLIF 2L product, which had its full market release in the fourth quarter of 2008, increased from $1.3 million in the nine months ended September 30, 2008 to $6.5 million in the nine months ended September 30, 2009. As a result of the launch of the AxiaLIF 2L, which has a higher selling price than our other products, average selling prices in the United States increased from approximately $9,500 in the nine months ended September 30, 2008 to approximately $10,600 in the nine months ended September 30, 2009. In the nine months ended September 30, 2008 and 2009, we recorded 1,629 and 2,028 domestic AxiaLIF cases, respectively, including 627 AxiaLIF 360° cases and 88 AxiaLIF 2L cases in 2008, and 629 AxiaLIF 360° cases and 481 AxiaLIF 2L cases in 2009. Additionally, during the nine months ended September 30, 2008 and 2009 we generated $644,000 and $699,000, respectively, in revenues from stand alone sales of our percutaneous facet screw system. Revenue generated outside the United States decreased from $1.8 million in the nine months ended September 30, 2008 to $1.4 million in the nine months ended September 30, 2009. $260,000 of this decrease was attributable to initial stocking shipments to new distributors in 2008. In the nine months ended September 30, 2008 and 2009, 90% and 94%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue increased from $3.2 million in the nine months ended September 30, 2008 to $4.4 million in the nine months ended September 30, 2009. The $1.2 million increase in cost of revenue resulted primarily from higher material and overhead costs associated with increased sales volume for our AxiaLIF products. As a percentage of revenue, cost of revenue increased from 17.7% in the nine months ended September 30, 2008 to 18.8% in the nine months ended September 30, 2009. The increase in cost of revenue as a percent of revenue from 2008 to 2009 was primarily attributable to reserves for obsolete and excess inventory recorded in 2009.
Research and Development. Research and development expenses increased from $3.2 million in the nine months ended September 30, 2008 to $5.0 million in the nine months ended September 30, 2009. The $1.8 million increase in expense in 2009 compared to 2008 was primarily the result of an expenditure of $1.0 million to acquire the rights to develop a technology for future use, along with increases in project related research and development and clinical trial costs of $0.8 million.
Sales and Marketing. Sales and marketing expenses increased from $20.7 million in the nine months ended September 30, 2008 to $26.2 million in the nine months ended September 30, 2009. The increase in expenses from 2008 to 2009 of $5.5 million was primarily the result of increased personnel related costs, including commissions, of $3.7 million, increased travel and entertainment expenses of $0.3 million related to the larger sales force, increased surgeon consulting expenses of $0.7 million and increased tradeshow and promotional expenses of $0.6 million.
General and Administrative. General and administrative expenses increased from $5.6 million in the nine months ended September 30, 2008 to $5.7 million in the nine months ended September 30, 2009. The increase in expenses from 2008 to 2009 of $0.1 million was primarily due to increased personnel related costs, including stock-based compensation expense, of $0.3 million, partially offset by a decrease in consulting fees of $0.1 million.
Interest Income. Interest income decreased from $2.2 million in the nine months ended September 30, 2008 to $0.4 million in the nine months ended September 30, 2009. The decrease of $1.8 million in interest income from 2008 to 2009 was primarily due to significantly lower interest rates and our lower average cash and investment balances.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of September 30, 2009, we had an accumulated deficit of $65.4 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. As we continue to develop new products, drive global market acceptance of our current AxiaLIF products and expand our sales and marketing efforts, we expect that research and development, sales and marketing and general and administrative expenses will continue to increase. As a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our initial public offering were approximately $86.7 million.
As of September 30, 2009, we did not have any outstanding debt financing arrangements, we had working capital of $69.1 million and our primary source of liquidity was $61.3 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents in money market treasury funds and our short-term investments in U.S. agency backed debt instruments.
Cash, cash equivalents and short-term investments decreased from $77.3 million at December 31, 2008 to $61.3 million at September 30, 2009. The decrease of $16.0 million was primarily the result of net cash used in operating activities of $15.5 million and purchases of property and equipment of $553,000.

Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $15.5 million in the nine months ended September 30, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense and inventory and receivable reserves, and an increase in inventory as we prepare for continued growth, partially offset by small changes in accounts receivable, prepaid assets, accounts payable and accrued expense due to the timing of activity in those accounts.
Net Cash Used in Investing Activities. Net cash provided by investing activities was $3.7 million in the nine months ended September 30, 2009. This amount reflected net purchases or sales and maturities of short-term investments of $4.2 million, offset by purchases of property and equipment of $553,000, primarily for research and development, surgical instrument kits and information technology needs.
Net Cash Provided by Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2009 was $92,000 which primarily represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
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

New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 (formerly SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). ASC 105 became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 during the third quarter of 2009. The adoption of this standard did not have a material impact on our financial statements.
In February 2008, the FASB issued ASC 820 (formerly Staff Position No. FAS 157-2, “Fair Value Measurements”), which delayed the effective date of ASC 820 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted ASC 820 for our non-financial assets and non-financial liabilities on January 1, 2009, and it did not have a material impact on our financial statements.
In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted ASC 855 during the second quarter of 2009, and its application did not have a material impact on our financial statements. We performed this evaluation through November 6, 2009, the date the financial statements were issued.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at September 30, 2009 is related to our investment portfolio. We invest our excess cash primarily in money market funds and in debt instruments of the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income. Historically, and as of September 30, 2009, we have not used derivative instruments or engaged in hedging activities.
Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2009. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and operating at the reasonable assurance level.
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
As of September 30, 2009, we had used approximately $73.8 million of the net proceeds for sales, marketing and general administrative activities and $10.0 million for research and development activities.

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

TranS1 Inc.
Date: November 6, 2009	By:	/s/ Richard Randall
Richard Randall
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Michael Luetkemeyer
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