Form 10-K
period 2009-12-31
TRANS1 INC
filed 2010-03-12
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

Commission File Number 001-33744

TRANS1 INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0909022 (I.R.S. employer identification no.)

301 GOVERNMENT CENTER DRIVE, WILMINGTON, NC 28403
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2009, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $107.6 million, based on the number of shares held by non-affiliates of the registrant and based on the reported last sale price of common stock on June 30, 2009. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 8, 2010 was 20,656,293 shares.

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

TRANS1 INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

Item 1.	Business

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. Using this TranS1 pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our TranS1 pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market two single-level fusion products, the AxiaLIF® and the AxiaLIF 360°tm and a two-level fusion product, the AxiaLIF 2Ltm, which include the Vectre and Avatartm posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion.

Our AxiaLIF product received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in December 2004 and a CE mark in March 2005 and was commercially launched in the United States in January 2005. Our AxiaLIF 360° product received FDA 510(k) clearance in September 2005 and a CE mark in March 2006 and was commercially launched in the United States in July 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2005 and began commercialization in the European market in the fourth quarter of 2006. We received 510(k) clearance for our AxiaLIF 2L from the FDA and began marketing this product in the United States in April 2008. In November 2009, we commenced the limited market release of our next generation Vectre facet screw system. Our AxiaLIF 2L+ product received FDA 510(k) clearance, and we began marketing the product, in January 2010. In January 2010, we entered into a partnership agreement with Life Spine, Inc. to distribute Avatar, a minimally invasive pedicle screw system. As of December 31, 2009, over 8,600 fusion procedures have been performed globally using our AxiaLIF products. At December 31, 2009, we sold our AxiaLIF products through 55 direct sales personnel and 19 independent sales agents in the United States and 4 direct sales personnel and 14 independent distributors internationally. For the year ended December 31, 2009, our revenues were $29.8 million and our net loss was $23.2 million.

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

Transforaminal Lumbar Interbody Fusion, or TLIF.  TLIF procedures are performed in a similar manner to PLIF procedures, except the surgeon accesses the spine through a small incision slightly to the left or right of the center of the patient’s back. After reaching the spine, the surgeon removes a portion of the facet joint and navigates through the foramen which provides better visualization and disc removal capabilities than PLIF.

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

To access the spine using our pre-sacral approach, the surgeon creates a 1.5 cm incision adjacent to the tailbone while the patient is lying on their stomach. The surgeon then navigates a blunt dissecting tool a short distance along the sacrum using imaging technologies to a spine access point near the junction of the S1/S2 vertebral bodies. As the dissecting tool is advanced it moves soft tissue structures, including the bowel, to the side. From this access point, a guide pin is inserted through the bone into the disc of the lowest lumbar motion segment known as the L5/S1 disc. A tubular dissector is inserted over the guide pin to create a tissue-protecting working channel between the surgical access site and the L5/S1 disc where the entire fusion operation is then performed. This protected working channel provides access to the interior of the disc for removal of disc material with rotating cutters and brushes, introduction of bone graft material with special instrumentation and insertion of our AxiaLIF implant. The implant immediately provides fixation and restores disc height. The AxiaLIF 2L procedure uses the same approach to provide access for our procedure to both the L5/S1 and L4/L5 discs. The AxiaLIF 360° procedure supplements the AxiaLIF implant with fixation for the back of the spine. In our AxiaLIF 360° procedure, a second incision is made approximately eight inches above the first incision, and two facet screws are implanted.

We believe our pre-sacral approach and its associated products provide the following benefits for patients, providers and payors:

•	Least Invasive Approach Minimizes Complications. Our AxiaLIF products are delivered using our unique pre-sacral approach, which we believe is the least invasive solution for delivering fusion and motion-preserving products to the L4/L5/S1 region. Procedures performed utilizing our pre-sacral approach have been documented to have favorable clinical safety profiles with complication rates of approximately 1%.

•	Spinal Stability. We believe our approach is the only spinal fusion that does not violate or cut through any muscles or ligaments that control the stability of the spine.

•	Short Learning Curve. We believe that the ease of use of our pre-sacral approach enables reduced physician training as compared to alternative lower lumbar spine procedures.

•	Low Blood Loss. We believe the least invasive nature of our pre-sacral approach results in the average patient losing approximately 25 to 125 cc of blood during an AxiaLIF, AxiaLIF 2L or AxiaLIF 360° procedure, which is much lower than current techniques and correlates to reduced pain and faster recoveries. Given the associated low blood loss, patients generally do not need to donate blood prior to undergoing procedures that utilize our pre-sacral approach.

•	Short Patient Hospital Stays. Patients typically stay only one night in the hospital after receiving a procedure performed using our pre-sacral approach. In a small percentage of cases, patients are able to return home the same day.

•	Reduction in Patient Pain. We believe our pre-sacral approach is effective at reducing lower back pain because surrounding soft tissue is not violated which prevents the creation of scar tissue, a leading cause of pain.

Our Strategy

Our goal is to become a global leader in the treatment of conditions affecting the L4/L5/S1 region of the lumbar spine utilizing our pre-sacral approach and associated instrumentation. To achieve this goal, we are pursuing the following strategies:

•	Establish our Pre-Sacral Approach as a Standard of Care for Lower Lumbar Spine Surgery. We believe patients commonly avoid back surgery due to its invasive nature and other drawbacks associated with current surgical treatment options. We expend significant resources promoting our pre-sacral approach as the least invasive approach to lower back surgery and we believe the advantages of our technique will enable our AxiaLIF products to become a standard of care for the lower lumbar region of the spine.

•	Focus our Sales and Marketing Infrastructure to Drive Surgeon Adoption. We intend to continue expending significant resources targeting spine surgeons through our sales and marketing efforts in the United States and internationally in order to drive the adoption of our pre-sacral approach. We believe the ease of use, short hospital stays and reduction in patient pain will be compelling reasons for surgeon adoption of our technologies.

•	Opportunistically Pursue Acquisitions of Complementary Businesses and Technologies. In addition to building our internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will enable us to leverage our growing distribution platform.

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

TranS1 Access and Disc Preparation Instruments.  Our pre-sacral approach requires the use of a sterile set of surgical instruments that are used to create a safe and reproducible working channel and to prepare the disc and vertebrae for our implant. The instrumentation contained in the set includes stainless steel navigation tools and tubular dissectors to create the working channel, as well as nitinol cutters and brushes to cut and remove the degenerated disc material and prepare the disc space for our implant and the bone graft material.

AVATAR Pedicle Screw System.  In January 2010, we entered into a partnership agreement with Life Spine, Inc. to distribute Avatar, a minimally invasive pedicle screw system. Avatar can be used with our implants to provide supplemental posterior fixation. Avatar offers cannulated pedicle screws inserted over a guidewire to reduce muscle and tissue trauma. Extended tabs integrated to the screws combined with a variety of rod insertion mechanisms provide secure implantation of the rod while minimizing tissue dissection. In-situ reduction, compression, and distraction are achieved simply and effectively with intuitive instrumentation.

Product Pipeline

We have re-prioritized our product development efforts and are pursuing products that enhance our existing product line and those that that have a shorter pathway to regulatory clearance and commercialization. Due to an uncertain regulatory pathway, we have decided to put our Percutaneous Nucleus Replacement, or PNR, project on hold in the U.S., which also impacts our Partial Disc Replacement project, which was an enhancement of the PNR.

In the future, we believe our product offerings will be expanded to address additional clinical applications in the surgical treatment of conditions affecting the lower lumbar spine. Such applications would require FDA 510(k) clearance or PMA approval, most likely supported by safety and efficacy data from clinical trials. We also have an active program aimed at developing tools that will lower complications for our procedures.

Sales and Marketing

Our sales and marketing effort primarily targets industry leaders and high volume spine surgeons. We also market our products at various industry conferences and through industry organized surgical training courses. In addition, we intend to develop and implement marketing programs targeted at potential patients, which we believe will accelerate the demand for our products.

In 2009, no customer accounted for 10% or more of revenues.

In the United States, we market and sell our products through a combination of direct sales representatives and independent sales agents that have allocated representatives to solicit our products. At December 31, 2009, our U.S. sales team included territory managers, direct sales representatives, case coverage specialists and independent sales agents covering specific geographic regions. We select our sales representatives and independent sales agents based on their expertise in spine surgery medical device sales, reputation within the surgeon community and sales coverage. Our sales representatives receive a base salary and a percentage of the net sales that they generate. In January 2010, as part of our on-going effort to best address current market opportunities, we reduced our direct sales representatives from 55 to 45. We have taken our most successful reps and given them more territory to grow while ensuring that all territories are appropriately covered. Our overriding goal is to make each of our sales reps profitable as quickly as possible. The sales management structure remains unchanged. The independent sales agents are compensated based on a percentage of the net sales that they generate. We have agreements with our independent sales agents that provide them with an exclusive right to sell our products in their territories, which are generally terminable upon 90 days’ written notice.

Outside of the United States, we utilize third-party distributors and our own direct sales representatives and agents, with support from our vice president of international sales and our U.S. and international sales and marketing staff, to support the commercialization of our products. Through December 31, 2009, the majority of our international sales have been in Europe. In 2008, we hired direct sales representatives in Germany, and in 2009 we began direct sales through our own sales representatives and agents in Germany, Switzerland, Netherlands and Belgium. In 2009, 69% of our international revenues were through third-party distributors and 31% were through our direct sales efforts.

We intend to continue to hire sales and marketing personnel as appropriate to enable us to support the commercialization of our products.

Surgeon Training

We devote significant resources to training and educating surgeons on the specialized skills involved in the proper use of our instruments and implants. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We accomplish our training objectives primarily through cadaver and surrogate models and live case observations with surgeons experienced in our pre-sacral approach. We supplement this training with online didactic tutorials. After this training, surgeons are generally able to perform unsupervised surgeries using our pre-sacral approach. As of December 31, 2009, we had trained over 1,150 U.S. spine surgeons and 200 surgeons outside of the U.S. in the use of our single-level product. Of the U.S. surgeons trained on our pre-sacral approach, approximately 380 have performed a procedure in the 12 months ended December 31, 2009 using our pre-sacral approach. In addition, we have trained over 250 U.S. surgeons in the use of our AxiaLIF 2L product. We believe we have the necessary capacity to train a sufficient number of surgeons to meet our current goals.

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

Most payors follow Medicare’s Diagnosis-Related Group, or DRG, based payment system for reimbursing facilities. Under this model, hospitals are paid a set amount to cover the costs associated with a fusion patient, including the cost of the device used in the procedure. The most commonly associated DRGs for spinal fusion are 453/454/455 (“Combined Anterior/Posterior Spinal Fusion with major complications and comorbidities (MCC), with complications and comorbidities (CC) or without MCC/CC”) and 459/460 (“Spinal Fusion Except Cervical with or without MCC”). Private payors typically use Medicare DRGs as a benchmark when setting their own reimbursement rates for facilities.

Surgeons use the American Medical Association’s Current Procedural Terminology, or CPT, system to bill payors for the AxiaLIF procedure. CPT codes describe the services and procedures provided for patients to third-party payors so that physicians may be reimbursed. Effective January 1, 2009, the AMA implemented a Category III code which may describe the work involved in treating some AxiaLIF patients. Unlike Category I CPT codes, Category III codes do not have a set value which physicians use as a benchmark for setting their fee. Additionally, some payors view Category III codes as “investigational” or “experimental” and may not reimburse them. However, AxiaLIF adoption continues to grow and unlike many new or novel procedures, AxiaLIF is an access variation on the current standard of care (spinal fusion) and surgeons should code appropriately for the work they perform based on the unique clinical decision making, time, risk, and diagnosis of each patient.

As the breadth and depth of peer-reviewed clinical research regarding AxiaLIF continues to grow, we will continue to diligently work to ensure that patients have continued access to AxiaLIF should their doctors determine this is best clinical solution for their condition.

Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will be dependent in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic and strategic sense to do so.

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

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. We believe that our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson DePuy Spine, Stryker Spine, NuVasive, Zimmer Spine, Synthes, Orthofix International, Globus Medical, Alphatec Spine and others, many of which have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in launching, marketing, distributing and selling products.

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

Research and Development

As of December 31, 2009, our research and development team was comprised of 11 employees who have extensive experience in developing products to treat medical conditions affecting the lower lumbar spine. These employees work closely with our clinical advisors and spine surgeon customers to design and enhance our products and approach. Our R&D spending was $6.4 million, $4.1 million and $3.9 million for the years ending December 31, 2009, 2008 and 2007, respectively. Since inception, we have devoted significant resources to develop and enhance our AxiaLIF product kits utilizing the pre-sacral approach.

Manufacturing and Supply

We rely on third parties to manufacture all of our products and their components, except for our nitinol nucleus cutter blades and nucleus cutter sheaths, which we manufacture at our facilities in Wilmington, North Carolina. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization, or ISO, and other internal quality standards. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which we believe allows us to compete with larger-volume manufacturers of spine surgery products.

All of our products and components are assembled, packaged, labeled and sterilized at third-party facilities in the United States under our existing contracts requiring compliance with Good Manufacturing Processes, or GMPs. Following receipt of products or components from our third-party manufacturers, we inspect, warehouse and ship the products and components at our facilities in Wilmington or at a third-party distribution facility in Memphis, Tennessee. We reserve the exclusive right to inspect and assure conformance of each product and component to our specifications. In addition, FDA or other regulatory authorities may inspect our facilities and those of our suppliers to ensure compliance with quality system regulations.

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

Patents

As of December 31, 2009, we had 22 issued United States patents, 46 pending patent applications in the United States, 2 issued European patents and 96 foreign patent applications as counterparts of U.S. cases. The issued and pending patents cover, among other things:

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

Trademarks

We own four trademark registrations in the United States and seven trademark registrations in the European Union. We also own eight pending trademark applications in the United States, two pending trademark applications in the European Union and eight pending trademark applications in Canada.

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

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained. If the FDA requires us to seek 510(k) clearance or a PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our AxiaLIF, AxiaLIF 2L (including AxiaLIF 2L+) and AxiaLIF 360° (including Vectre) products that we believe do not require new 510(k) clearances.

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

Clinical Trials

Clinical trials are almost always required to support a PMA application and are sometimes required for a 510(k) premarket notification. In the U.S., these trials require submission of an application for an investigational device exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Future clinical trials of our motion preservation designs will require that we obtain an IDE from the FDA prior to commencing clinical trials and that the trial be conducted under the oversight of an institutional review board at the clinical trial site. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy and financial disclosure by clinical investigators. A clinical trial may be suspended by FDA or the investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval of one of our products. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Competent Authority in the applicable country.

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

We are also subject to certain state laws that are analogous to each of the federal laws summarized above, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy of certain health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

While we have adopted comprehensive compliance programs to attempt to comply with these laws and regulations, if any of our operations are found to have violated or be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, among them being civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.

The European Union, which consists of 27 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessments. This third-party assessment consists of audits of the manufacturer’s quality system. An assessment by a Notified Body in one country within the European Union is required for each product in order for a manufacturer to commercially distribute the product throughout the European Union. Compliance with voluntary harmonizing standards ISO 9001 and ISO 13845 issued by the ISO establishes the presumption of conformity with the essential requirements for a CE mark. In August 2004, our quality system was initially certified by Intertek ETL-Semko, a Notified Body, under the European Union Medical Device Directive to be in compliance with ISO standards 9001:2000 and ISO 13485:2003. The system was recertified in September 2007 and is due for further recertification in September of 2010.

Employees

As of December 31, 2009, we had 148 employees, most of whom were full-time employees, with 95 employees in U.S. sales, marketing, customer service and training, 8 employees in international sales, marketing and training, 9 employees in manufacturing, 11 employees in research and development, 15 employees in general and administrative and 10 employees in clinical, regulatory and quality assurance. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

General Information

We were incorporated in Delaware in May 2000 under the name “aXiaMed, Inc.” and changed our name to “TranS1 Inc.” in February 2003. Our principal executive office is located at 301 Government Center Drive, Wilmington, North Carolina 28403 and our telephone number is (910) 332-1700. Our website is located at www.trans1.com. The information on, or that can be accessed through, our website is not incorporated by reference into this report and should not be considered to be a part of this report.

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

If we are unable to effectively demonstrate to spine surgeons the benefits of our products as compared to existing surgical treatments of spine disorders and our products fail to achieve market acceptance, our future revenues will be adversely impacted. In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from these spine surgeons or do not have favorable long-term clinical data, spine surgeons may not use our products and our future revenues will be harmed and our stock price would likely decline.

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

Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the United States, healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with the AxiaLIF procedure. Medicare coverage and reimbursement policies are developed by the Centers for Medicare and Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, and its contractors. In carrying out its responsibilities, the Agency must adhere to relevant terms of the Social Security Act, and federal regulations to ensure that it is complying with applicable Medicare law, regulations and guidance. For a wide variety of reasons, including the fact that the law permits coverage and reimbursement for “medically necessary” procedures approved by the Food and Drug Administration, AxiaLIF has strong justification for coverage under the Medicare Program. However, even when a product meets some of the criteria typically relied upon to receive reimbursement under the Medicare Program, it still must be “described adequately” under an American Medical Association Current Procedural Terminology, or CPT code, (typically used to describe services performed by physicians) or included within a Diagnosis-Related Group payment (broad payment categories used to reimburse hospitals).

As a result of some uncertainty regarding the CPT descriptions used to describe the AxiaLIF surgery, some physicians have found it more difficult to get reimbursed for the procedure. Moreover, since many commercial payors rely upon Medicare policies as a framework to establish commercial payment, some of the uncertainty experienced by providers in receiving reimbursement may not only negatively impact Medicare, and Medicaid utilization, but commercial purchases as well. Accordingly, any delays in obtaining, or an inability to clarify the reimbursement policies for procedures using our products could significantly affect the acceptance of our products and have a material adverse effect on our business. If uncertainty remains, or the reimbursement amount for a procedure declines, physicians may revert to other fusion surgeries where reimbursement is higher or more certain. Additionally, third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. Our business would be negatively impacted to the extent any such changes reduce reimbursement for our products.

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

Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. These cost-control methods include managed care models, prospective payment systems, capitated rates, group purchasing, redesign of benefits, pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for medical devices. In addition, in the United States, no uniform policy of coverage and reimbursement for medical technology exists among all payors. Therefore, coverage of and reimbursement for medical technology can differ significantly from payor to payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside the United States or outside, to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures that healthcare providers are instituting both in the United States and internationally could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.

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

We were incorporated in May 2000 and began commercial sales of our products in early 2005. We have incurred net losses since our inception and through December 31, 2009, we had an accumulated deficit of $71.1 million. To date, we have financed our operations primarily through sales of our equity securities and have devoted substantially all of our resources to research and development of our products and the commercial launch of our AxiaLIF products. We expect our expenses to increase significantly in connection with our additional clinical trials and research and development activities, as well as to support the expansion of our sales and marketing efforts. As a result, we expect to continue to incur significant operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity and we may never achieve or sustain profitability.

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

We commercially launched our AxiaLIF single-level product in 2005, our AxiaLIF 360° product in 2006, our AxiaLIF 2L product in 2008 and our AxiaLIF 2L+ product in 2010, and we have limited experience marketing and selling our products. We utilize a hybrid model of independent sales agents and direct sales representatives for product sales in the United States and rely on third-party distributors, direct sales representatives and agents for international sales. As of December 31, 2009, we employed 55 direct sales representatives in the United States and 4 direct sales representatives in Europe. In January 2010, we reduced our U.S. force to 45 representatives to better address current market opportunities. We have limited experience managing a direct sales force, which can be an expensive and time consuming process. If we are unable to efficiently manage those individuals, our sales will suffer. We also rely on marketing arrangements with independent sales agents in the United States and independent distributors in Europe, in particular their sales and service expertise and relationships with the customers in the marketplace. We do not control, nor monitor the marketing practices of our independent sales agents or distributors and they may not be successful in implementing our marketing plans or complying with applicable laws regarding marketing practices. Independent distributors and sales agents may terminate their relationship with us, or devote insufficient sales efforts to our products. Our failure to maintain our existing relationships with our independent sales agents or distributors, or our failure to recruit and retain additional skilled independent sales distributors and sales agents or directly-employed sales professionals, could have an adverse effect on our operations.

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

We have several product candidates in our development pipeline which might require a PMA from the FDA. A PMA application must be supported by extensive information including, technical data, preclinical and clinical trial data, and manufacturing and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. As a result, to receive regulatory approval for our products requiring PMA approval, we must conduct, at our own expense, adequate and well controlled clinical trials to demonstrate efficacy and safety in humans for their intended uses. Clinical testing is expensive, typically takes many years and has an uncertain outcome. The initiation and completion of any of these studies may be prevented, delayed or halted for numerous reasons, including, but not limited to, the following:

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

Sales of our products outside the United States represented 5.9% of our revenue in 2009. Through December 31, 2009, we have sold our products in the following countries outside of the United States: United Kingdom, Italy, Austria, Australia, Germany, Switzerland, Turkey, the Netherlands, Belgium, Israel, Denmark, Spain, Greece, Hong Kong, Czech Republic, Slovenia, Japan and Singapore. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

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

The anticipated growth of our business could place a significant strain on our managerial, operational and financial resources and systems. To execute our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We must also review our internal business processes and capabilities and internal controls to create the scalability that a growing business demands. We will be dependent on our personnel and third parties to accomplish this, as well as to effectively market our products to an increasing number of spine surgeons. We will also depend on our personnel to develop next generation technologies.

Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in increased need for us to carefully monitor quality assurance. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.

We expect to expand our operations and grow our research and development, product development, clinical, regulatory, operations, sales and marketing and administrative functions. Our growth will require hiring a significant number of qualified clinical, scientific, regulatory, quality, commercial and administrative personnel. Recruiting, motivating and retaining such personnel will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. In addition, our operations are located in a geographic region which historically does not have a large number of medical device companies and it may be difficult to convince qualified personnel to relocate to our area. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

If we need additional funding, we may be unable to raise capital when needed, which would force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

We may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations and clinical trials;

•	continue our research and development;

•	defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•	address FDA or other governmental, legal/enforcement actions and remediate underlying problems;

•	commercialize our new products, if any such products receive regulatory clearance or approval for commercial sale; and

•	acquire companies and in-license products or intellectual property.

We believe that our existing cash and cash equivalent balances and cash receipts generated from sales of our products, will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	availability of adequate coverage and reimbursement for hospitals and surgeons;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of our research and development activities;

•	the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. As a result of the recent and continuing economic uncertainty, it has been difficult for companies, particularly small cap medical device companies, to obtain equity or debt financing. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, The diversion of our management’s attention, and any delays or difficulties encountered in connection with any of our acquisitions, could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could harm our operating results.

In addition, other companies, including those with substantially greater resources than ours, may compete with us for the acquisition of complementary businesses, products or technologies, resulting in the possibility that we devote resources to potential acquisitions or arrangements that are never completed. If we do engage in any such acquisition, we will incur a variety of costs, and we may never realize the anticipated benefits of the acquisition in light of those costs. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, consolidated results of operations and financial condition could be adversely affected.

Furthermore, any strategic acquisition may require us to obtain additional debt or equity financing, resulting in increased debt obligations or dilution of ownership to our existing stockholders, as applicable. Therefore, we may not be able to finance acquisitions on terms satisfactory to us, if at all.

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

We may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of spine surgeons, nurses and other associated medical personnel to perform the medical procedure and related processes for our products. If these medical personnel are not properly trained or are negligent in their provision of care, the therapeutic effect of our products may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the activities of our suppliers may be the basis for a claim against us.

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

We operate at a single location in Wilmington, North Carolina. Our facility may be affected by man-made or natural disasters, such as a hurricane. While we currently rely on third parties to manufacture, assemble, package, label and sterilize our products and components, and to warehouse and ship a portion of our products, we might also be forced to rely on third parties to inspect, warehouse or ship all our products and components in the event our facilities were affected by a disaster. Our facility, if damaged or destroyed, could be difficult to replace and could require substantial lead-time to repair or replace. In the case of a device with a PMA approval, we might be required to obtain prior FDA, or notified body, approval of an alternate facility, which could delay or prevent our marketing of the affected product until this supplemental approval is obtained. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Current challenges in the commercial and credit environment may adversely affect our business and financial condition.

Unpredictable changes in economic conditions, including recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. Our ability to generate cash flows from operations or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers, deterioration in our key financial ratios or credit ratings, or other significantly unfavorable changes in conditions. While these conditions and the current economic uncertainty have not meaningfully impaired our ability to access credit markets or meaningfully adversely affected our operations to date, continuing volatility in the global financial markets could increase borrowing costs or affect our ability to access the capital markets. Current or worsening economic conditions may also adversely affect the business of our customers, including their ability to pay for our products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for our products and services, longer sales cycles, slower adoption of new technologies and increased price competition.

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

We have only commercially distributed our products since 2005. Given this limited history, it is difficult to predict future revenues derived from sales of our products. Because of this and the uncertain effects of the following factors, our quarterly revenues and results of operations may fluctuate in the future due to, among others, the following reasons:

•	market acceptance of our products;

•	availability of adequate coverage and reimbursement for hospitals and surgeons;

•	the conduct and results of clinical trials;

•	the timing and expense of obtaining future regulatory approvals;

•	fluctuations in our expenses associated with expanding our operations;

•	the introduction of new products by our competitors; and

•	changes in our pricing policies or in the pricing policies of our competitors or suppliers.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA. The FDA will clear marketing of a non-exempt lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other legally marketed products not requiring PMA approval. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a legally marketed device, require a PMA. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Our currently commercialized products have been cleared through the 510(k) process. However, we may need to submit a PMA for future products we develop.

Certain of the FDA’s policies and procedures are under review by new leadership and it is uncertain whether any changes arising from such review could adversely affect our products and business.

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

Initiating and completing clinical trials necessary to support a PMA application and additional safety and efficacy data beyond that typically required for 510(k) clearances for possible future product candidates, will be time consuming and expensive and the outcomes uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in later clinical trials.

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

We have adopted comprehensive compliance programs to attempt to comply with these regulations. However, because of the breadth of these laws and regulations and the sometimes subjective nature of their application, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our past or present operations, or those of our independent sales agents and distributors, are found to be in violation of any of such laws or any other governmental regulations that may apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of options, the market price of our common stock could decline. At December 31, 2009, we had 20,648,447 shares of common stock outstanding. All of these shares are freely tradable, without restriction, in the public market, of which 7,484,856 shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. In addition, the 2,216,026 shares of our common stock that are subject to outstanding options as of December 31, 2009 will be eligible for sale in the public market to the extent permitted by the provisions of the various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or it is perceived they will be sold, the trading price of our common stock could decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

At December 31, 2009, our officers, directors and principal stockholders, each holding more than 5% of our common stock, collectively controlled approximately 56% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of our other stockholders.

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

The average daily trading volume in our common stock for the year ended December 31, 2009 was approximately 76,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

At December 31, 2009, we leased approximately 30,000 square feet of space in a single-user building located in an industrial park in Wilmington, North Carolina. Of that amount, approximately 19,800 square feet were used for manufacturing and warehousing, approximately 8,400 square feet were used for office space and approximately 1,800 square feet were used for research and development activities. This lease was terminated in February 2010. In February 2010, we moved into a new facility of approximately 30,000 square feet, also located in Wilmington, North Carolina. Of that amount, approximately 5,000 square feet are used for manufacturing and warehousing, approximately 18,000 square feet are used for office space and approximately 7,000 square feet are used for research and development activities. This lease expires in December 2019. We believe that our current facility will be sufficient to meet our needs through that time.

Item 3.	Legal Proceedings.

We are not currently party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the quarter ended December 31, 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “TSON.” The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low

Fiscal 2009:
Fourth quarter	$5.00	$3.26
Third quarter	6.83	4.08
Second quarter	8.74	5.65
First quarter	7.66	4.55
Fiscal 2008:
Fourth quarter	$9.54	$5.82
Third quarter	14.25	7.45
Second quarter	15.74	9.93
First quarter	17.24	8.96

The closing price for our common stock as reported by the NASDAQ Global Market on March 8, 2010 was $3.93 per share.

As of March 8, 2010, we had approximately 40 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

As of December 31, 2009, we had used all of the net proceeds for sales, marketing, general administrative and research and development activities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

(c)
Number of Securities
	(a)		Remaining Available
	Number of	(b)	for Future Issuance
	Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a)

Equity compensation plans approved by security holders	2,216,026	$6.96	1,032,914
Equity compensation plans not approved by security holders	—	—	—

Total	2,216,026	$6.96	1,032,914

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 17, 2007 (the date our common stock began trading on the NASDAQ Global Market) through December 31, 2009 to that of the cumulative return over such period for (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in our common stock at the closing market price on the first day of trading, and that any dividends have been reinvested. We have not paid any dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

The selected financial data has been derived from our audited consolidated financial statements. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes included elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share data)

Consolidated Statements of Operations Data:
Revenue	$29,807	$25,304	$16,473	$5,812	$1,469
Cost of revenue	5,687	4,315	3,042	1,580	386

Gross profit	24,120	20,989	13,431	4,232	1,083

Operating expenses
Research and development	6,439	4,081	3,885	3,816	2,100
Sales and marketing	34,098	29,375	15,706	9,288	2,635
General and administrative	7,184	7,116	3,801	1,596	1,637

Total operating expenses	47,721	40,572	23,392	14,700	6,372

Operating loss	(23,601)	(19,583)	(9,961)	(10,468)	(5,289)
Interest income	405	2,548	1,384	858	264
Other income (expense)	—	—	—	131	(17)

Net loss	$(23,196)	$(17,035)	$(8,577)	$(9,479)	$(5,042)

Net loss per common share - basic and diluted	$(1.13)	$(0.84)	$(1.46)	$(3.91)	$(2.25)
Weighted average common shares outstanding — basic and diluted	20,603,600	20,288,711	5,872,008	2,423,223	2,243,018

	December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$55,251	$77,266	$93,921	$14,962	$25,994
Working capital	63,467	84,174	98,351	17,448	26,696
Total assets	68,991	90,491	102,856	20,004	28,013
Preferred stock	—	—	—	40,089	40,089
Common stock	2	2	2	—	—
Additional paid in capital	136,402	133,507	130,325	820	219
Total stockholders’ equity/(deficit)	65,280	85,586	99,439	(21,529)	(12,654)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. The following discussion contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this report.

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. Using this pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market in the United States and Europe two single-level fusion products, AxiaLIF and AxiaLIF 360°, and a two-level fusion product, the AxiaLIF 2L, which include the Vectre and Avatar posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion. All of our AxiaLIF products are delivered using our pre-sacral approach.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received FDA 510(k) clearance for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We received FDA 510(k) clearance for our AxiaLIF 360° product in the United States in the third quarter of 2005 and began commercialization in the United States in the third quarter of 2006. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. For AxiaLIF 360°, we received a CE mark in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received 510(k) clearance for the AxiaLIF 2L from the FDA and began marketing this product in the United States in the second quarter of 2008. In November 2009, we commenced the limited market release of our next generation Vectre facet screw system. Our AxiaLIF 2L+ product received FDA 510 (k) clearance, and we began marketing the product, in January 2010. In January 2010, we also entered into a partnership agreement with Life Spine, Inc to distribute Avatar, a minimally invasive pedicle screw system. We currently sell our products through a direct sales force, independent sales agents and international distributors.

We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which allows us to compete with larger volume manufacturers of spine surgery products.

Since inception, we have been unprofitable. As of December 31, 2009, we had an accumulated deficit of $71.1 million.

We expect to continue to invest in maintaining our sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

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

Cost of Revenue

Cost of revenue consists primarily of material and overhead costs related to our products. Cost of revenue also includes facilities-related costs, such as rent, utilities and depreciation.

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

General and Administrative

General and administrative expenses consist of personnel costs, including stock-based compensation, related to the executive, finance, business development and information technology and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses. We expect general and administrative expenses to increase as we grow our business.

Interest Income

Interest income is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the Years Ended December 31, 2009, 2008 and 2007

Revenue.  Revenue increased to $29.8 million in 2009 from $25.3 million in 2008 and $16.5 million in 2007. The $4.5 million increase in revenue from 2008 to 2009, and the $8.8 million increase in revenue from 2007 to 2008, was primarily attributable to an increase in the number of products sold, which we believe resulted from the continued market acceptance of our AxiaLIF, AxiaLIF 360°, and AxiaLIF 2L products. None of this increase was attributable to price increases. Beginning in the second quarter of 2009, our revenue was negatively impacted by lower than expected case volume as a result of concerns and uncertainty in the marketplace surrounding physician reimbursement for our AxiaLIF procedure. We are addressing these issues with increased education and support resources for our current and prospective surgeon users. These issues have more of an impact on our AxiaLIF 360° procedure where ours is the only procedure being performed. In cases where our procedure is being performed in conjunction with other techniques or in complex cases, we have seen a less-pronounced impact on cases. Domestically, sales of our AxiaLIF 360° product decreased to $7.8 million in 2009 from $8.5 million in 2008, which was an increase from $6.8 million in 2007. Sales of our AxiaLIF 2L product, which began commercialization in the United States in the second quarter of 2008 and which has a higher selling price than our other products, increased to $8.0 million in 2009 from $3.3 million in 2008. As a result, average selling prices in the United States increased to approximately $10,500 in 2009 from approximately $9,850 in 2008 and $9,250 in 2007. In 2009, 2008 and 2007, we recorded 2,578, 2,280 and 1,591 domestic AxiaLIF cases, respectively. This included 780, 852 and 677 AxiaLIF 360° cases in 2009, 2008 and 2007, respectively, and 596 and 229 AxiaLIF 2L cases in 2009 and 2008, respectively. Additionally, in 2009, 2008 and 2007, we generated $953,000, $868,000 and $359,000, respectively, in revenues from stand alone sales of our facet screw system. Revenue generated outside the United States decreased to $1.8 million in 2009 from $2.0 million in 2008, which was an increase from $1.4 million in 2007. In 2009, 2008 and 2007, initial stocking shipments to new distributors were $122,000, $382,000 and $438,000, respectively. In 2009, we began direct sales through our own sales representatives and agents in Europe and generated revenue of $543,000. In 2009, 2008 and 2007, 94%, 92% and 92%, respectively, of our revenues were generated in the United States.

Cost of Revenue.  Cost of revenue increased to $5.7 million in 2009 from $4.3 million in 2008 and $3.0 million in 2007. The $1.4 million increase from 2008 to 2009 and the $1.3 million increase from 2007 to 2008 were primarily the result of higher material and overhead costs associated with increased sales volumes of our AxiaLIF, AxiaLIF 360° and AxiaLIF 2L products. As a percentage of revenue, cost of revenue was 19.1% in 2009, 17.1% in 2008 and 18.5% in 2007. The increase in cost of revenue as a percentage of revenue from 2008 to 2009 was primarily related to specific inventory reserves of $0.4 million taken in 2009 for excess inventory and the under-absorption of manufacturing overhead of $0.2 million as we reduced inventory purchases in response to lower than anticipated business volume. The decrease in cost of revenue as a percentage of revenue from 2007 to 2008 was primarily attributable to increased efficiencies associated with higher production and sales volumes.

Research and Development.  Research and development expenses increased to $6.4 million in 2009 from $4.1 million in 2008 and $3.9 million in 2007. The $2.3 million increase in expense from 2008 to 2009 was primarily the result of increased research and development and clinical project-related spending. The $0.2 million increase in expense in 2008 compared to 2007 was primarily the result of increases in personnel related costs, including stock-based compensation expense, of $0.4 million, partially offset by reductions in project related research and development and clinical trial costs of $0.2 million.

Sales and Marketing.  Sales and marketing expenses increased to $34.1 million in 2009 from $29.4 million in 2008 and $15.7 million in 2007. The increase in expense from 2008 to 2009 of $4.7 million was primarily attributable to increased personnel related costs, including commissions and stock-based compensation expense, of $3.6 million, as we continued to build out our sales and marketing organization in order to continue to drive global market acceptance of our AxiaLIF products, increased training costs of $0.6 million and increased promotional activities of $0.5 million. The increase in expenses from 2007 to 2008 of $13.7 million was primarily attributable to increased personnel related costs, including commissions and stock-

based compensation expense, of $7.2 million, increased travel costs of $2.7 million related to our expanded sales force, increased training costs of $1.7 million and increased tradeshow and promotional activities of $1.2 million. In January 2010, we reduced our U.S. sales force to better address current market opportunities.

General and Administrative.  General and administrative expenses increased to $7.2 million in 2009 from $7.1 million in 2008 and $3.8 million in 2007. The increase in expenses from 2008 to 2009 of $0.1 million was primarily attributable to increased personnel related costs, including stock-based compensation expenses, of $0.5 million, partially offset by a decrease in consulting expenses, of $0.4 million. The increase in expenses from 2007 to 2008 of $3.3 million was primarily attributable to increased personnel related costs, including stock-based compensation expenses, of $1.0 million, increased professional fees of $1.5 million related to our operating as a public company, including accounting, legal and board of director expenses, increased directors and officers insurance expense of $0.3 million and higher franchise taxes of $0.2 million.

Other and Interest Income (Expense).  Other and interest income decreased to $0.4 million in 2009 from $2.5 million in 2008 and $1.4 million in 2007. The decrease of $2.1 million in other and interest income from 2008 to 2009 was primarily the result of historically low interest rates, the conservative and liquid nature of the investment portfolio and lower investment balances. The increase $1.1 million from 2007 to 2008 was primarily due to interest income on higher average cash and investment balances from the net proceeds to the Company of $86.7 million from our October 2007 IPO.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of December 31, 2009, we had an accumulated deficit of $71.1 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our October 2007 initial public offering were approximately $86.7 million.

As of December 31, 2009, we did not have any outstanding debt financing arrangements, we had working capital of $63.5 million and our primary source of liquidity was $55.3 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.

Cash, cash equivalents and short-term investments decreased from $77.3 million at December 31, 2008 to $55.3 million at December 31, 2009. The decrease of $22.0 million was primarily the result of net cash used in operating activities of $20.8 million and purchases of property and equipment of $1.3 million.

Cash, cash equivalents and short-term investments decreased from $93.9 million at December 31, 2007 to $77.3 million at December 31, 2008. The decrease of $16.6 million was primarily the result of net cash used in operating activities of $15.7 million and purchases of property and equipment of $1.1 million.

Cash Flows

Net Cash Used in Operating Activities.  Net cash used in operating activities was $20.8 million in 2009, $15.7 million in 2008 and $7.3 million in 2007. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory reserves and increases in working capital requirements to support the increased market acceptance of our AxiaLIF products. The increase in working capital requirements for 2009 was driven by the growth in inventories, and for 2008 and 2007 by the growth in inventories and related payables, along with smaller changes in all years in prepaid assets and accrued liabilities due to the timing of activities in those accounts.

Net Cash Provided by (Used In) Investing Activities.  Net cash provided by investing activities was $8.0 million in 2009. Net cash used in investing activities was $7.1 million in 2008 and $19.8 million in 2007. For each of these periods, this amount reflected purchases or sales and maturities of investments and purchases of property and equipment, primarily for research and development, information technology, manufacturing operations and capital improvements to our facilities.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities in 2009 and 2008 was $0.1 million and $0.2 million, respectively, representing proceeds from the issuance of shares of our common stock upon the exercise of stock options. Net cash provided by financing activities in 2007 was $86.8 million, which represented the net proceeds to the Company of our October 2007 initial public offering of 6,325,000 shares of our common stock, resulting in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses, of approximately $86.7 million and $0.1 million in proceeds from the issuance of shares of our common stock upon the exercise of stock option.

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

Contractual Obligations

The following table discloses information about our contractual obligations by the year in which payments are due as of December 31, 2009:

	Payments Due by Year
		Less Than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
	( In thousands)

Operating leases(1)	$4,128	$374	$695	$735	$2,324

(1)	We rent office space under an operating lease which expires in 2019.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any outstanding debt or available debt financing arrangements or off-balance sheet liabilities.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenue based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) the delivery of the products and/or services has occurred (title has transferred); (iii) the selling price has been fixed for the products or services delivered; and (iv) the collection is reasonably assured. Revenue is generated from the sale of our implants and procedure kits, which consist of disposable instruments. We have two distinct sale methods. The first method is when procedure kits are sold directly to hospitals or surgical centers. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to our corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. We determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment.

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

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2009 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Stock-Based Compensation.  Effective January 1, 2006, we adopted Accounting Standards Codification, (“ASC”) 718 (formerly Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment) using the prospective transition method, which requires the measurement and recognition of compensation expense for all share-based payment awards granted, modified and settled to our employees and directors after January 1, 2006. The fair value of stock options was estimated using a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ materially from our expectations.

Recent Accounting Pronouncements

New Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued ASC 820 (formerly Staff Position No. FAS 157-2, “Fair Value Measurements”), which delayed the effective date of ASC 820 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted ASC 820 for our non-financial assets and non-financial liabilities on January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We applied the Codification to our Annual Report on Form 10-K for the period ending December 31, 2009. The Codification does not change GAAP and did not have an effect on our consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted ASC 855 during the second quarter of 2009, and its application did not have a material impact on our consolidated financial statements.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk at December 31, 2009 is related to our investment portfolio. We invest our excess cash primarily in money market funds and debt instruments of the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of December 31, 2009, we have not used derivative instruments or engaged in hedging activities.

Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are set forth under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2009. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting.  Management’s report on our internal control over financial reporting is included on page 64 hereof. The report of our independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 65 hereof.

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

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2009, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2009, and delivered to stockholders in connection with our annual meeting of stockholders.

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

With the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth in Item 5 of this report under the heading “Securities Authorized For Issuance under Equity Compensation Plans” and incorporated herein by reference, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2009, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2009, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2009, and delivered to stockholders in connection with our annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements

(1) Index to Financial Statements

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits	72

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

Date: March 12, 2010

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

Signature	Title	Date

/s/ Richard Randall Richard Randall	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Michael Luetkemeyer Michael Luetkemeyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Michael Carusi Michael Carusi	Director	March 12, 2010

/s/ Mitchell Dann Mitchell Dann	Director	March 12, 2010

/s/ Paul LaViolette Paul LaViolette	Director	March 12, 2010

/s/ Jonathan Osgood Jonathan Osgood	Director	March 12, 2010

/s/ James Shapiro James Shapiro	Director	March 12, 2010

/s/ Joseph Slattery Joseph Slattery	Director	March 12, 2010

TranS1 Inc.

Index to Consolidated Financial Statements

Management Report on Internal Control Over Financial Reporting

The management of TranS1 is responsible for establishing and maintaining adequate internal control over financial reporting. TranS1’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TranS1’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TranS1 Inc.

In our opinion, the accompanying consolidated financial statements for 2009 and the financial statements for 2008 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TranS1 Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits which were integrated audits in 2009 and 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Raleigh, NC
March 12, 2010

TranS1 Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$29,298	$42,051
Short-term investments	25,953	35,215
Accounts receivable, net	3,926	4,812
Inventory	7,325	6,369
Prepaid expenses and other assets	676	632

Total current assets	67,178	89,079
Property and equipment, net	1,813	1,412

Total assets	$68,991	$90,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,442	$2,896
Accrued expenses	1,269	2,009

Total current liabilities	3,711	4,905

Commitments (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 20,648,447 and 20,538,333 shares issued and outstanding at December 31, 2009 and 2008,respectively	2	2
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008.	—	—
Additional paid-in capital	136,402	133,507
Accumulated other comprehensive income	(5)	—
Accumulated deficit	(71,119)	(47,923)

Total stockholders’ equity	65,280	85,586

Total liabilities and stockholders’ equity	$68,991	$90,491

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue	$29,807	$25,304	$16,473
Cost of revenue	5,687	4,315	3,042

Gross profit	24,120	20,989	13,431

Operating expenses:
Research and development	6,439	4,081	3,885
Sales and marketing	34,098	29,375	15,706
General and administrative	7,184	7,116	3,801

Total operating expenses	47,721	40,572	23,392

Operating loss	(23,601)	(19,583)	(9,961)
Interest income	405	2,548	1,384

Net loss	$(23,196)	$(17,035)	$(8,577)

Net loss per common share — basic and diluted	$(1.13)	$(0.84)	$(1.46)

Weighted average common shares outstanding — basic and diluted	20,604	20,289	5,872

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-In	Notes	Comprehensive	Accumulated	Equity
	Number	Amount	Capital	Receivable	Income	Deficit	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2006	2,435,484	$—	$820	$(38)	$—	$(22,311)	$(21,529)
Issuance of common stock from exercised options	290,292		123				123
Issuance of common stock from initial public offering	6,325,000	1	86,658				86,659
Conversion of preferred stock to common stock	10,793,165	1	40,088				40,089
Stock based compensation			2,636				2,636
Repayment of note receivable				38			38
Net loss						(8,577)	(8,577)

Balance at December 31, 2007	19,843,941	2	130,325	—	—	(30,888)	99,439
Issuance of common stock from exercised options	694,392		203				203
Stock based compensation			2,979				2,979
Net loss						(17,035)	(17,035)

Balance at December 31, 2008	20,538,333	2	133,507	—	—	(47,923)	85,586
Issuance of common stock from exercised options	110,114		96				96
Stock based compensation			2,799				2,799
Other comprehensive income					(5)		(5)
Net loss						(23,196)	(23,196)

Balance at December 31, 2009	20,648,447	$2	$136,402	$—	$(5)	$(71,119)	$65,280

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(23,196)	$(17,035)	$(8,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	909	804	540
Stock-based compensation	2,799	2,979	2,636
Allowance for excess and obsolete inventory	505	400	306
Provision for bad debts	80	101	95
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	806	(1,688)	(1,700)
Increase in inventory	(1,461)	(2,744)	(2,251)
Increase in prepaid expenses	(44)	(35)	(367)
Increase (decrease) in accounts payable	(454)	1,265	788
Increase (decrease) in accrued liabilities	(745)	223	1,185

Net cash used in operating activities	(20,801)	(15,730)	(7,345)

Cash flows from investing activities:
Purchase of property and equipment	(1,310)	(1,128)	(516)
Purchases of investments	(50,872)	(55,761)	(30,687)
Sales of investments	60,134	49,791	11,370

Net cash provided by (used in) investing activities	7,952	(7,098)	(19,833)

Cash flows from financing activities:
Proceeds from issuance of common stock	96	203	86,820

Net cash provided by financing activities	96	203	86,820

Net increase (decrease) in cash and cash equivalents	(12,753)	(22,625)	59,642
Cash and cash equivalents, beginning of period	42,051	64,676	5,034

Cash and cash equivalents, end of period	$29,298	$42,051	$64,676

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock	$—	$—	$40,089

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

1.	Organization

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine and operates in one business segment. The Company has developed and currently markets two single-level fusion products, the AxiaLIF® and the AxiaLIF 360°tm and a two-level fusion product, the AxiaLIF 2Ltm. All of the Company’s products are delivered using its pre-sacral approach. The AxiaLIF product was commercially released in January 2005, the AxiaLIF 360° product was commercially released in July 2006 and the AxiaLIF 2L product was commercially released in Europe in the fourth quarter of 2006. The Company received 510(k) clearance for the AxiaLIF 2L from the FDA and began marketing this product in the United States in the second quarter of 2008. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and in certain European countries and to independent distributors outside the United States.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year ends on December 31. On October 5, 2007, the Company’s Board of Directors approved an amendment to the Company’s existing certificate of incorporation effecting a 0.9-for-1 reverse stock split. All share and per share information in the accompanying consolidated financial statements and notes to the consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

On October 22, 2007, all of the outstanding preferred shares were converted into 10,793,165 common shares and the Company completed its initial public offering of 6,325,000 shares of common stock, at an offering price of $15.00 per share. The net proceeds of this offering, after deducting the underwriting discounts, commissions and offering expenses, were approximately $86.7 million.

In the second quarter of 2009, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense as such costs typically would be excluded from research and development costs as defined by Accounting Standards Codification 730 (formerly Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs”). Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amounts for the years ended December 31, 2008 and 2007 were $940,000 and $900,000, respectively. The revision did not affect previously reported total operating expenses, net loss, loss per share, assets, liabilities, stockholders’ equity or cash flows.

Principles of Consolidation:

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal estimates relate specifically to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and commercial paper. Cash equivalents are carried at fair market value. Related unrealized gains and losses were insignificant as of December 31, 2009 and 2008.

Investments

All marketable investments are classified as available-for-sale and therefore are carried at fair market value. Related unrealized gains and losses were insignificant as of December 31, 2009 and 2008. Realized gains and losses on the sale of all such investments are reported in earnings and computed using the specific identification cost method and were insignificant for the years ended December 31, 2009 and 2008. All of the Company’s investments as of December 31, 2009 have maturities of one year or less. The following table presents the components of the Company’s available-for-sale investments:

	December 31,
	2009	2008
	(In thousands)

Short-term investments:
U.S. government securities	$25,953	$9,035
Commercial paper	—	4,978
Corporate debt securities	—	18,972
Certificate of deposit	—	2,230

Total short-term investments	$25,953	$35,215

Fair Value of Financial Instruments

The carrying values of cash equivalents, short-term investments, accounts receivable, and accounts payable at December 31, 2009 and 2008 approximated their fair values due to the short-term nature of these items.

At December 31, 2009, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. Accounting Standards Codification (“ASC”) 820-10 (formerly Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements”), requires the valuation of investments using a three tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

At December 31, 2009, all available for sale securities are classified as Level 1 assets with a fair value of $54.9 million, which included money market funds of $28.9 million and short-term investments of $26.0 million. At December 31, 2008, all available for sale securities are classified as Level 1 assets with a fair value of $76.8 million, which included money market funds of $41.6 million and short-term investments of $35.2 million. The Company had no Level 2 or Level 3 assets or liabilities at December 31, 2009 or 2008.

Accounts Receivable

Accounts receivable are presented net of an allowance for uncollectible accounts. Estimates on the collectability of customer accounts are based primarily on an analysis of historical trends and experience and changes in customers’ financial condition. The following table presents the components of accounts receivable:

	December 31,
	2009	2008
	(In thousands)

Gross accounts receivable	$4,119	$5,005
Allowance for uncollectible accounts	(193)	(193)

Total accounts receivable, net	$3,926	$4,812

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company places cash deposits with a federally insured financial institution, in amounts which at times exceed the federally insured limit, which was $250,000 at December 31, 2009 and 2008. The total amount of deposits in excess of federally insured limits was $71,000 and $1,914,000 at December 31, 2009 and 2008, respectively.

In 2009, 2008 and 2007 no customer accounted for 10% or more of revenues. As of December 31, 2009 and 2008, no single customer accounted for 10% or more of the accounts receivable balance.

Inventories

Inventories consist of the following:

	December 31,
	2009	2008
	(In thousands)

Raw materials	$220	$437
Work-in-process	3,993	3,334
Finished goods	3,112	2,598

Total inventories	$7,325	$6,369

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

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

The estimated useful lives are:

Furniture and fixtures	5-10 years
Equipment	3-5 years
Other depreciable assets	2-10 years
Leasehold improvements	Lesser of estimated useful life or lease term

Revenue Recognition

Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) the delivery of the products and/or services has occurred (title has transferred); (iii) the selling price has been fixed for the products or services delivered; and (iv) the collection is reasonably assured. Revenue is generated from the sale of implants and procedure kits, which consist of disposable instruments. The Company has two distinct sale methods. The first method is when procedure kits are sold directly to hospitals or surgical centers. The Company’s sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. The Company recognizes revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. The Company determines revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment.

Shipping and Handling Costs

Shipping and handling costs in the United States are expensed as incurred and are included in the cost of revenue. These costs are not reimbursed by the Company’s customers. Shipping costs to distributors outside the United States are either paid directly by the distributor to the freight carrier or charged to the distributor and reimbursed to the Company.

Sales and Marketing Expenses

Sales and marketing expenses consist of personnel costs, including stock-based compensation expense, sales commissions paid to the Company’s direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities, and participation in medical conferences. All costs of advertising and promotional activities are expensed as incurred. Advertising expenses were $1.8 million, $1.7 million and $0.7 million for the years ending December 31, 2009, 2008 and 2007, respectively.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value provisions of ASC 718, (formerly SFAS 123R, Share-Based Payment). ASC 718 requires the recognition of compensation expense, using a fair-value-based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company adopted ASC 718 using the prospective transition method, which requires that for nonpublic entities that used the minimum value method for either pro forma or financial statements recognition purposes, ASC 718 shall be applied to option grants or modifications to existing options after the required effective date. For options granted prior to the new ASC 718 effective date and for which the requisite service period has not been performed as of January 1, 2006, the Company has continued to apply the intrinsic value provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, on the remaining unvested awards. All options granted after January 1, 2006 are expensed on a straight-line basis over the vesting period.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with ASC 505-50 (formerly the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services). The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The value of the equity instruments is charged to earnings over the term of the service agreement.

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

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Year Ended December 31,
	2009	2008	2007

Weighted average stock options outstanding	2,110,689	1,915,687	1,928,495

Segment and Geographic Reporting

The Company applies ASC 280 (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”). ASC 280 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable segments as of December 31, 2009, 2008 or 2007.

Revenue by geographic area was:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$28,045	$23,322	$15,085
Europe	1,602	1,854	1,183
Other	160	128	205

	$29,807	$25,304	$16,473

Long-lived assets are primarily located in the United States.

Recently Issued Accounting Standards

In February 2008, the FASB issued ASC 820 (formerly Staff Position No. FAS 157-2, “Fair Value Measurements”), which delayed the effective date of ASC 820 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The company adopted ASC 820 for its non-financial assets and non-financial liabilities on January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Company applied the Codification to its Annual Report on Form 10-K for the period ending December 31, 2009. The Codification does not change GAAP and did not have an effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 855 during the second quarter of 2009, and its application did not have a material impact on its consolidated financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
	(In thousands)

Furniture and fixtures	$210	$186
Equipment	2,620	2,061
Computer software	410	415
Leasehold improvements	380	380
Tools	73	73
Construction in process	588	14

	4,281	3,129
Less: accumulated depreciation and amortization	(2,468)	(1,717)

	$1,813	$1,412

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $909,000, $804,000, and $540,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
	(In thousands)

Commissions	$597	$1,178
Vacation	186	163
Franchise taxes	122	121
Consulting	120	66
Legal and professional fees	90	69
Travel & entertainment	50	50
Bonus	10	270
Clinical	10	20
Other	84	72

Total accrued expenses	$1,269	$2,009

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

5.	Lease Obligations

The Company rents office space under the terms of an operating lease, which expires in 2019.

Future minimum lease payments under operating lease obligations at December 31, 2009 are as follows (in thousands):

Year ending December 31,
2010	$374
2011	332
2012	363
2013	363
2014 and after	2,696

$4,128

Rent expense related to operating leases for the years ended December 31, 2009, 2008 and 2007 was $204,000, $157,000 and $152,000, respectively.

6.	Stockholders’ Equity

At December 31, 2009 and 2008, the Company’s Amended and Restated Certificate of Incorporation, which was adopted in connection with the Company’s initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock with a par value of $0.0001 and up to 5,000,000 shares were designated as preferred stock with a par value of $0.0001. At December 31, 2009 and 2008, there were 20,648,447 and 20,538,333 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

In 2009, the Company issued 110,114 shares of the common stock to employees and consultants for $96,000 upon the exercise of stock options. In 2008, the Company issued 694,392 shares of common stock to employees and consultants for $203,000 upon the exercise of stock options. In 2007, the Company issued 290,292 shares of common stock to employees and consultants for $123,000 upon the exercise of stock options.

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

Our ESPP permits participants to purchase common stock through payroll deductions of up to 10% of their eligible compensation, which includes a participant’s base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase a maximum of 2,500 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

stock at the end of each six-month purchase period. The purchase price of the shares will be 95% of the fair market value of Company common stock on the exercise date. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company. Pursuant to ASC 718, the Company is not required to recognize compensation expense in connection with purchases under the ESPP.

During fiscal years ended December 31, 2009, 2008 and 2007, no shares were issued to participants under the ESPP.

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

The following table summarizes the activity of the Company’s 2000 Plan and 2007 Plan, including the number of shares under options (“Number”) and the weighted average exercise price (“Price”):

	Number	Price

Outstanding as of December 31, 2008	2,247,733	$7.12
Options granted	495,500	6.53
Options exercised	(110,114)	0.91
Options forfeited	(417,093)	8.88

Outstanding as of December 31, 2009	2,216,026	$6.96

The following table summarizes information about the Company’s stock options at December 31, 2009:

		Weighted	Weighted
		Average	Average	Number of
	Number	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable

$ 0.11 - $ 2.00	569,756	5.5	$0.81	539,862
$ 2.01 - $ 6.00	689,770	8.1	5.69	255,923
$ 6.01 - $10.00	385,375	8.4	8.78	174,175
$12.00 - $13.00	380,084	7.9	12.39	186,875
$14.00 - $20.00	191,041	7.7	15.36	129,241

	2,216,026	7.4	6.96	1,286,076

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value of outstanding stock options at December 31, 2009 was $1.8 million. At December 31, 2009, exercisable stock options had an aggregate intrinsic value of $1.7 million, a weighted average contractual life of 6.8 years and a weighted average exercise price of $5.88.

Stock-Based Compensation for Non-employees

During 2009, the Company issued options to purchase 2,500 shares of common stock with an exercise price of $6.00 per share to consultants. These options vest over 3 years and expire 10 years from the date of issuance. During 2008, the Company issued options to purchase 35,000 shares of common stock with an average exercise price of $12.43 per share to consultants. These options vest over a range of 1 to 3 years and expire 10 years from the date of issuance. During 2007, the Company issued options to purchase 50,207 shares of common stock with an average exercise price of $7.52 per share to consultants. These options vest over a range of zero to three years and expire 10 years from the date of issuance. The Company determined the estimated fair value of the options issued to the consultants using the Black-Scholes pricing model. The Company used the following assumptions in the Black-Scholes pricing model for 2009 grants: 60% volatility, 0% dividend yield, 2.65% risk-free rate and a 6 year expected legal life. The Company used the following assumptions in the Black-Scholes pricing model for 2008 grants: 54% volatility, 0% dividend yield, 1.54% risk-free rate and 6 year expected life. The Company used the following assumptions in the Black-Scholes pricing model for 2007 grants: 45% volatility, 0% dividend yield, 4.92% risk-free rate and 6 year expected life.

Stock-based compensation expense charged to operations on options granted to non-employees for years ended December 31, 2009, 2008 and 2007 was $8,000, $118,000 and $1.1 million, respectively. As of December 31, 2009, there was $3,000 of total unrecognized compensation costs related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.5 years.

Employee Stock-Based Compensation

Under ASC 718, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. For the period from January 1, 2006 to December 31, 2009, the Company issued employee stock-based awards in the form of stock options. The Company recorded stock-based compensation expense of $2.8 million, $2.9 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average estimated fair value of the employee stock options granted for the years ended December 31, 2009, 2008 and 2007 was $6.53, $11.77 and $10.34 per share, respectively. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised for the years ended December 31, 2009, 2008 and 2007, was $0.6 million, $5.4 million, and $3.8 million, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Prior to the Company’s initial public offering, the Board of Directors, with the assistance of management, performed contemporaneous fair value analyses to determine the fair value of the common stock at the time of the stock option grants. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2009, 2008 and 2007:

Expected Life.  The expected life of six years is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 110, which provides guidance regarding the application of ASC 718.

Volatility.  Through October 17, 2007, the Company was a private entity with no historical data regarding the volatility of its common stock. Accordingly, the expected volatility used for 2007 was based

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

on volatility of similar entities, referred to as “guideline” companies. In 2009 and 2008, the expected volatility was based on a weighted average of the actual volatility of the Company for the current year and the guideline companies for prior periods. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company utilized an expected volatility range of 54% to 58% for 2009, 45% to 54% for 2008 and 45% for 2007.

Risk-Free Interest Rate.  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The risk-free rates were:

Option Grant Year	Risk-Free Rate Range

2009	1.79% to 2.52%
2008	2.68% to 3.21%
2007	4.58% to 4.92%

Dividend Yield.  The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures.  ASC 718 also requires the Company to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

As of December 31, 2009, there was $4.4 million of total unrecognized compensation costs related to non-vested employee stock option awards granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 2.8 years.

8.	Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	2009	2008
	(In thousands)

Deferred tax assets
Domestic net operating loss carryforwards	$20,707	$14,350
Inventory	272	200
Fixed assets	532	242
Other	638	485
Research and development credit	1,031	716

Total deferred tax assets	23,180	15,993
Valuation allowance for deferred assets	(23,180)	(15,993)

Deferred tax assets	—	—

Deferred tax liabilities
Fixed assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $54.7 million and $51.7 million, respectively. These net operating loss carryforwards begin to expire in 2021 and 2016 for federal and state tax purposes, respectively. Additionally, as of December 31, 2009, the Company had research credit carryforwards of $1.1 million for federal tax purposes. These credit carryforwards begin to expire in 2021. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

A reconciliation of differences between the U.S. federal income tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2009		2008		2007
		% of		% of		% of
	Amount	Net Loss	Amount	Net Loss	Amount	Net Loss
	(In thousands)

Tax at statutory rate	$(8,119)	35.0%	$(5,962)	35.0%	$(3,002)	35.0%
State taxes	(59)	0.3%	(447)	2.6%	(394)	4.6%
Non deductible items	1,129	(4.9)%	1,168	(6.9)%	998	(11.6)%
Other	215	(0.9)%	(470)	2.8%	53	(0.6)%
R&D credits	(486)	2.1%	(148)	0.9%	(115)	1.3%
Change in valuation allowance	7,320	(31.6)%	5,859	(34.4)%	2,460	(28.7)%

Total	$—	0.0%	$—	0.0%	$—	0.0%

As of January 1, 2007, the Company adopted the provisions of ASC 740 (formerly FASB Interpretation No. 48 or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”), which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had $1.1 million of unrecognized tax benefits related to the adoption of ASC 740. This would be recorded as a component of income tax expense once the valuation allowance is released. For the year ended December 31, 2009, the Company increased its unrecognized tax benefits by $13,000. The change was recorded as a reduction to the respective deferred tax asset which was reflected as an increase in the valuation allowance. As of December 31, 2009, the Company had $0.9 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2007, 2008 and 2009, the Company had no accrued interest or tax penalties recorded. A reconciliation of the beginning and ending uncertain tax positions is as follows (in thousands):

Balance at December 31, 2007	$1,114
Gross decreases related to current period tax positions	(227)

Balance at December 31, 2008	887
Gross increases related to current period tax positions	13

Balance at December 31, 2009	$900

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Given the losses accumulated to date, periods open for examination are 2002 to 2009 for the primary taxing jurisdictions of the United States and North Carolina. The Company currently does not expect a significant change in the FIN 48 liability in the next 12 months.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	Comprehensive Loss

The following table presents the components of other comprehensive loss:

	Year Ended December 31,
	2009	2008	2007

Net loss	$(23,196)	$(17,035)	$(8,577)
Other comprehensive income (loss):
Translation adjustments	(5)	—	—

Total comprehensive loss	$(23,201)	$(17,035)	$(8,577)

10.	Quarterly Data (Unaudited)

The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share data):

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$8,678	$7,938	$6,912	$6,279
Gross profit	7,136	6,423	5,546	5,015
Total operating expenses	12,517	13,293	11,171	10,740
Net loss	$(5,164)	$(6,759)	$(5,571)	$(5,702)
Basic and diluted net loss per common share	$(0.25)	$(0.33)	$(0.27)	$(0.28)

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$5,978	$5,951	$6,021	$7,354
Gross profit	4,940	4,814	5,010	6,225
Total operating expenses	8,319	10,801	10,363	11,089
Net loss	$(2,439)	$(5,299)	$(4,764)	$(4,533)
Basic and diluted net loss per common share	$(0.12)	$(0.26)	$(0.23)	$(0.22)

TRANS1 INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	Balance at			Balance at
	Beginning of			End of
	Period	Additions(1)	Deductions(2)	Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2009	$193	$80	$80	$193
Year ended December 31, 2008	110	101	18	193
Year ended December 31, 2007	29	95	14	110

	Balance at			Balance at
	Beginning of			End of
	Period	Additions(3)	Deductions(4)	Period
	(In thousands)

Inventory Reserve:
Year ended December 31, 2009	$397	$505	$321	$581
Year ended December 31, 2008	295	400	298	397
Year ended December 31, 2007	57	306	68	295

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Deductions	Period
	(In thousands)

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2009	$15,993	$7,559	$372	$23,180
Year ended December 31, 2008	9,524	6,469	—	15,993
Year ended December 31, 2007	8,121	2,460	1,057	9,524

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales.

(4)	Excess and obsolete inventory written-off against reserve.

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
3.2		Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10.1		Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.2		Form of Stock Option Agreement under Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.3		2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009.*
10.4		Form of Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.5		2007 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.6		Lease, dated July 30, 2009, between TranS1 Inc. and Market Place Group, LLC (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on March 11, 2010).
10.7		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10	.7.1	Schedule of Parties to Indemnification Agreement.**
10.8		Offer Letter, dated December 11, 2009, between TranS1 Inc. and Kenneth Reali (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on January 12, 2010).*
10.9		Separation Agreement, dated February 23, 2010, between TranS1 Inc. and Michael Luetkemeyer (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on February 25, 2010).*
23.1		Consent of Independent Registered Public Accounting Firm.**
24.1		Power of Attorney (included in the signature page).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
32.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15(a)(3) of Form 10-K.

**	Filed herewith.