Form 10-Q
period 2010-03-31
TRANS1 INC
filed 2010-05-10
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of the registrant’s common stock outstanding as of May 3, 2010 was 20,656,793 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
TranS1 Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$6,713	$8,678
Cost of revenue	1,429	1,542

Gross profit	5,284	7,136

Operating expenses:
Research and development	1,255	1,326
Sales and marketing	7,697	9,150
General and administrative	2,639	2,041

Total operating expenses	11,591	12,517

Operating loss	(6,307)	(5,381)
Interest and other income (loss)	(49)	217

Net loss	$(6,356)	$(5,164)

Net loss per common share — basic and diluted	$(0.31)	$(0.25)

Weighted average common shares outstanding — basic and diluted	20,655	20,552

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$28,751	$29,298
Short-term investments	20,960	25,953
Accounts receivable, net	4,577	3,926
Inventory	6,856	7,325
Prepaid expenses and other assets	658	676

Total current assets	61,802	67,178
Property and equipment, net	1,776	1,813

Total assets	$63,578	$68,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,141	$2,442
Accrued expenses	1,980	1,269

Total current liabilities	4,121	3,711

Stockholders’ equity
Common stock	2	2
Additional paid-in capital	136,943	136,402
Accumulated other comprehensive income (loss)	(13)	(5)
Accumulated deficit	(77,475)	(71,119)

Total stockholders’ equity	59,457	65,280

Total liabilities and stockholders’ equity	$63,578	$68,991

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,356)	$(5,164)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	231	229
Stock-based compensation	530	643
Allowance for excess and obsolete inventory	276	35
Provision for bad debts	18	24
Loss on sale of fixed assets	71	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(669)	(659)
(Increase) decrease in inventory	193	(191)
Decrease in prepaid expenses	18	30
Increase (decrease) in accounts payable	(301)	48
Increase in accrued expenses	711	50

Net cash used in operating activities	(5,278)	(4,955)

Cash flows from investing activities:
Purchases of property and equipment	(265)	(277)
Purchases of investments	(3,986)	(2,973)
Sales and maturities of investments	8,979	18,919

Net cash provided by investing activities	4,728	15,669

Cash flows from financing activities:
Proceeds from issuance of common stock	3	21

Net cash provided by financing activities	3	21

Net increase (decrease) in cash and cash equivalents	(547)	10,735
Cash and cash equivalents, beginning of period	29,298	42,051

Cash and cash equivalents, end of period	$28,751	$52,786

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. The Company operates in one business segment. The Company has developed and currently markets the AxiaLIF® family of products for single and multilevel lumbar fusion and the Vectre and Avatar™ posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion. All of the Company’s products are delivered using its pre-sacral approach. The AxiaLIF product was commercially released in January 2005 and the AxiaLIF 360° product was commercially released in July 2006. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. In November 2009, the Company commenced the limited market release of its next generation Vectre facet screw system. The Company began marketing its AxiaLIF 2L+ product, in January 2010. In January 2010, the Company entered into a partnership agreement with Life Spine, Inc. to distribute Avatar, a minimally invasive pedicle screw system. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.
The Company owns seven trademark registrations in the United States and seven trademark registrations in the European Union. The Company also owns five pending trademark applications in the United States, two pending trademark applications in the European Union and eight pending trademark applications in Canada.
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
2. Basis of presentation
The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate specifically to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated in consolidation.
In the second quarter of 2009, the Company revised the classification of patent-related legal costs from research and development expense to general and administrative expense as such costs typically would be excluded from research and development costs as defined by Accounting Standards Codification 730 (formerly Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs”). Amounts related to prior periods are not considered material to the financial statements taken as a whole, but were revised for purposes of comparability. Such amount for the three month period ended March 31, 2009 was $208,000. The revision did not affect previously reported total operating expenses, net loss, loss per share, assets, liabilities, stockholders’ equity or cash flows.
Impact of Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on the Company’s financial statements.
3. Income Taxes
No provisions for federal or state income taxes have been recorded as the Company has incurred net operating losses since inception.
4. Net Loss Per Common Share
Basic net loss per common share (“Basic EPS”) is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing the net loss available to common shareholders by the weighted average number of common shares and potential dilutive common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2010	2009
Weighted average stock options outstanding	2,308,038	2,264,005

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.
At March 31, 2010, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. ASC 820 requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At March 31, 2010, all available for sale securities are classified as Level 1 assets with a fair value of $49.7 million, which included money market funds of $28.7 million and short-term investments of $21.0 million. At December 31, 2009, all available for sale securities were classified as Level 1 assets with a fair value of $54.9 million, which included money market funds of $28.9 million and short-term investments of $26.0 million. The Company had no Level 2 or Level 3 assets or liabilities at March 31, 2010 or December 31, 2009.
6. Accounts Receivable, Net
The following table presents the components of accounts receivable:

	March 31,	December 31,
	2010	2009
	(In thousands)
Gross accounts receivable	$4,757	$4,119
Allowance for uncollectible accounts	(180)	(193)

Total accounts receivable, net	$4,577	$3,926

7. Inventories
The following table presents the components of inventories:

	March 31,	December 31,
	2010	2009
	(In thousands)
Work-in-process	$3,828	$3,993
Finished goods	2,823	3,112
Raw materials	205	220

Total inventories	$6,856	$7,325

8. Accrued Expenses
The following table presents the components of accrued expenses:

	March 31,	December 31,
	2010	2009
	(In thousands)
Commissions	$665	$597
Salaries and severance	375	47
Vacation	279	186
Bonus	233	10
Legal and professional fees	107	90
Franchise tax	95	122
Consulting	93	120
Other	133	97

Total accrued expenses	$1,980	$1,269

9. Comprehensive Loss
The following table presents the components of other comprehensive loss:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net loss	$(6,356)	$(5,164)
Other comprehensive income (loss):
Translation adjustments	(8)	—

Total comprehensive loss	$(6,364)	$(5,164)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary minimally invasive surgical approach to treat degenerative disc disease and instability affecting the lower lumbar region of the spine. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We have developed and currently market our single-level fusion products, the AxiaLIF® and the AxiaLIF 360°™ and our two-level fusion products, the AxiaLIF 2L™ and the AxiaLIF 2L+, which include the Vectre and Avatar™ posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion.

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
Since inception, we have been unprofitable. As of March 31, 2010, we had an accumulated deficit of $77.5 million.
We expect to continue to invest in creating a sales and marketing infrastructure for our AxiaLIF, AxiaLIF 360°, AxiaLIF 2L and AxiaLIF 2L+ products in order to gain wider acceptance for these products. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.
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
Research and Development
Research and development expenses consist primarily of personnel costs, including stock-based compensation expense, within our product development, regulatory and clinical functions and the costs of clinical studies and product development projects. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and intellectual property.
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
Interest and Other Income (Loss)
Interest and other income (loss) is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities and the gain or loss on disposal of fixed assets.
Results of Operations
Comparison of the Three Months Ended March 31, 2009 and 2010
Revenue. Revenue decreased from $8.7 million in the three months ended March 31, 2009 to $6.7 million in the three months ended March 31, 2010. The $2.0 million decrease in revenue from 2009 to 2010 was related to lower than expected case volume as a result of concerns and uncertainty in the marketplace surrounding physician reimbursement for our AxiaLIF procedure. We are addressing these issues with increased education and support resources for our current and prospective surgeon users. Domestically, sales of our AxiaLIF 2L product decreased from $2.3 million in the three months ended March 31, 2009 to $1.9 million in the three months ended March 31, 2010 and sales of our AxiaLIF 360° product decreased from $2.6 million in the three months ended March 31, 2009 to $1.4 million in the three months ended March 31, 2010. New products accounted for revenue of $132,000 in the first quarter of 2010. Average selling prices in the United States increased from approximately $10,600 in the three months ended March 31, 2009 to approximately $10,700 in the three months ended March 31, 2010. In the three months ended March 31, 2009 and 2010, we recorded 751 and 537 domestic AxiaLIF cases, respectively, including 261 AxiaLIF 360° cases and 168 AxiaLIF 2L cases in the first quarter of 2009, and 134 AxiaLIF 360° cases and 141 AxiaLIF 2L cases in the first quarter of 2010. Additionally, during the three months ended March 31, 2009 and 2010, we generated $297,000 and $125,000, respectively, in revenues from stand alone sales of our percutaneous facet and Vectre screw systems.
Revenue generated outside the United States increased from $452,000 in the three months ended March 31, 2009 to $684,000 in the three months ended March 31, 2010. In February 2009, we began to sell directly to hospitals in Germany through our own sales force, which previously had been done through a distributor. In the three months ended March 31, 2009, there was $87,000 in initial stocking shipments to new distributors outside the United States compared to no initial stocking shipments in the three months ended March 31, 2010. In the three months ended March 31, 2009 and 2010, 95% and 90%, respectively, of our revenues were generated in the United States.
Cost of Revenue. Cost of revenue decreased from $1.5 million in the three months ended March 31, 2009 to $1.4 million in the three months ended March 31, 2010. The $113,000 decrease in cost of revenue resulted primarily from lower material and overhead costs associated with decreased sales volume for our products, partially offset by an inventory obsolescence reserve of $266,000 related to excess inventory for our AxiaLIF 2L product, as we introduce our AxiaLIF 2L+ product. As a percentage of revenue, cost of revenue increased from 17.8% in the three months ended March 31, 2009 to 21.3% in the three months ended March 31, 2010. The increase in cost of revenue as a percent of revenue from 2009 to 2010 was primarily attributable to the inventory obsolescence reserve recorded in 2010.
Research and Development. Research and development expenses remained consistent at $1.3 million in the three months ended March 31, 2009 and 2010. Expenses in the three months ended March 31, 2009 included $0.2 million for the exclusive rights to negotiate for a potential product acquisition. Expenses in the three months ended March 31, 2010 included management transition costs of $0.1 million.
Sales and Marketing. Sales and marketing expenses decreased from $9.2 million in the three months ended March 31, 2009 to $7.7 million in the three months ended March 31, 2010. The decrease in expenses from 2009 to 2010 of $1.5 million was primarily due to lower commissions of $0.8 million, related to the lower revenue, and decreased personnel-related costs of $0.8 million, as we reduced our U.S. sales force to focus our investment. These lower expenses were partially offset by severance costs of $0.4 million for employees affected by the sales force reduction.
General and Administrative. General and administrative expenses increased from $2.0 million in the three months ended March 31, 2009 to $2.6 million in the three months ended March 31, 2010. The increase in expenses from 2009 to 2010 of $0.6 million was primarily due to an increase in personnel- related costs related to management transition that occurred in the first quarter of 2010. These costs included compensation, recruiting and severance related expenses.

Interest and Other Income (Loss). Interest and other income (loss) decreased from income of $217,000 in the three months ended March 31, 2009 to a loss of $49,000 in the three months ended March 31, 2010. The decrease of $266,000 from 2009 to 2010 was primarily related to lower interest income of $195,000 due to lower interest rates and our lower average cash and investment balance and a loss on disposal of fixed assets of $71,000.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of March 31 2010, we had an accumulated deficit of $77.5 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our initial public offering were approximately $86.7 million.
As of March 31 2010, we did not have any outstanding debt financing arrangements, we had working capital of $57.7 million and our primary source of liquidity was $49.7 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.
Cash, cash equivalents and short-term investments decreased from $55.3 million at December 31, 2009 to $49.7 million at March 31, 2010. The decrease of $5.6 million was primarily the result of net cash used in operating activities of $5.3 million and purchases of property and equipment of $265,000.
Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $5.3 million in the three months ended March 31, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and receivable reserves, and the loss on sale of fixed assets, combined with an increase in accrued expenses, primarily personnel related, partially offset by an increase in accounts receivable related to the increase in revenue in the first quarter of 2010 compared to the fourth quarter of 2009, and changes in accounts payable due to the timing of activity.
Net Cash Provided by Investing Activities. Net cash provided by investing activities was $4.7 million in the three months ended March 31, 2010. This amount reflected net purchases or sales and maturities of short-term investments of $5.0 million, offset by purchases of property and equipment of $265,000, primarily for capital improvements to our facility.
Net Cash Provided by Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2010 was $3,000 which primarily represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.

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
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in any of our accounting policies since December 31, 2009.
New Accounting Standards
There have been no recently issued accounting standards that have an impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at March 31, 2010 is related to our investment portfolio. We invest our excess cash primarily in money market funds and debt instruments of the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense. Historically, and as of March 31, 2010, we have not used derivative instruments or engaged in hedging activities.

Although most of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2010. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and operating at the reasonable assurance level.
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

TranS1 Inc.
Date: May 10, 2010	By:	/s/ Richard Randall
Richard Randall
Chief Executive Officer

Date: May 10, 2010	By:	/s/ Joseph Slattery
Joseph Slattery
Executive Vice-President and Chief Financial Officer

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