Form 10-Q
period 2010-06-30
TRANS1 INC
filed 2010-08-06
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of the registrant’s common stock outstanding as of August 2, 2010 was 20,704,343 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
TranS1 Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$7,244	$7,938	$13,957	$16,616
Cost of revenue	1,364	1,515	2,793	3,057

Gross profit	5,880	6,423	11,164	13,559

Operating expenses:
Research and development	1,027	2,359	2,282	3,685
Sales and marketing	6,447	8,943	14,144	18,093
General and administrative	2,067	1,991	4,706	4,031

Total operating expenses	9,541	13,293	21,132	25,809

Operating loss	(3,661)	(6,870)	(9,968)	(12,250)

Other income (expense)	15	111	(34)	328

Net loss	$(3,646)	$(6,759)	$(10,002)	$(11,922)

Net loss per common share — basic and diluted	$(0.18)	$(0.33)	$(0.48)	$(0.58)

Weighted average common shares outstanding — basic and diluted	20,685	20,590	20,670	20,571

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$27,761	$29,298
Short-term investments	18,962	25,953
Accounts receivable, net	4,581	3,926
Inventory	6,427	7,325
Prepaid expenses and other assets	619	676

Total current assets	58,350	67,178
Property and equipment, net	1,673	1,813

Total assets	$60,023	$68,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,707	$2,442
Accrued expenses	1,946	1,269

Total current liabilities	3,653	3,711

Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 20,704,343 and 20,648,447 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	137,505	136,402
Accumulated other comprehensive income (loss)	(16)	(5)
Accumulated deficit	(81,121)	(71,119)

Total stockholders’ equity	56,370	65,280

Total liabilities and stockholders’ equity	$60,023	$68,991

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(10,002)	$(11,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	426	448
Stock-based compensation	1,062	1,587
Allowance for excess and obsolete inventory	285	383
Provision for bad debts	38	45
Loss on sale of fixed assets	70	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(693)	60
(Increase) decrease in inventory	613	(1,360)
Decrease in prepaid expenses	57	85
Increase (decrease) in accounts payable	(735)	203
Increase in accrued expenses	677	12

Net cash used in operating activities	(8,202)	(10,459)

Cash flows from investing activities:
Purchases of property and equipment	(356)	(410)
Purchases of investments	(7,969)	(33,922)
Sales and maturities of investments	14,960	31,862

Net cash provided by (used in) investing activities	6,635	(2,470)

Cash flows from financing activities:
Proceeds from issuance of common stock	41	81

Net cash provided by financing activities	41	81

Effect of exchange rate changes on cash and cash equivalents	(11)	4

Net decrease in cash and cash equivalents	(1,537)	(12,844)
Cash and cash equivalents, beginning of period	29,298	42,051

Cash and cash equivalents, end of period	$27,761	$29,207

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and multilevel lumbar fusion and the Vectre and Avatar™ posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The AxiaLIF product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The Company commercially launched its next generation Vectre facet screw system in April 2010 and its AxiaLIF 2L+™ product in July 2010. In January 2010, the Company entered into an agreement to distribute Avatar, a pedicle screw system, and in February 2010, the Company entered into an agreement to distribute a biologics product. The Company generates revenue from the sale of implants and procedure kits. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.
The Company owns seven trademark registrations in the United States and seven trademark registrations in the European Union. The Company also owns four pending trademark applications in the United States, three pending trademark applications in the European Union and nine pending trademark applications in Canada.
The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, our dependence on key employees, cost pressures in the healthcare industry, uncertainty of reimbursement from third-party payors, competitive pressures from substitute products and larger companies, our ability to recruit and retain qualified personnel, the possibility that key surgeons using our products may cease practicing or using our products in their practice, regulatory approval and market acceptance for new products, changes in economic conditions, our ability to effectively manage employees to meet our objectives and conducting successful clinical studies.
2. Basis of presentation
The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate specifically to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.
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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average stock options outstanding	2,080,393	2,350,270	1,774,184	2,247,111

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.
At June 30, 2010, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. ASC 820 requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At June 30, 2010, all available for sale securities are classified as Level 1 assets with a fair value of $46.4 million, which included money market funds of $27.4 million and short-term investments of $19.0 million. At December 31, 2009, all available for sale securities were classified as Level 1 assets with a fair value of $54.9 million, which included money market funds of $28.9 million and short-term investments of $26.0 million. The Company had no Level 2 or Level 3 assets or liabilities at June 30, 2010 or December 31, 2009.
6. Accounts Receivable, Net
The following table presents the components of accounts receivable:

	June 30,	December 31,
	2010	2009
	(In thousands)

Gross accounts receivable	$4,808	$4,119
Allowance for uncollectible accounts	(227)	(193)

Total accounts receivable, net	$4,581	$3,926

7. Inventories
The following table presents the components of inventories:

	June 30,	December 31,
	2010	2009
	(In thousands)

Work-in-process	$3,411	$3,993
Finished goods	2,809	3,112
Raw materials	207	220

Total inventories	$6,427	$7,325

8. Accrued Expenses
The following table presents the components of accrued expenses:

	June 30,	December 31,
	2010	2009
	(In thousands)

Commissions	$582	$597
Bonus	433	10
Vacation	260	186
Salaries and severance	199	47
Legal and professional fees	174	90
Franchise tax	113	122
Travel and entertainment	111	50
Consulting	50	120
Other	24	47

Total accrued expenses	$1,946	$1,269

9. Comprehensive Loss
The following table presents the components of other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net loss	$(3,646)	$(6,759)	$(10,002)	$(11,922)
Other comprehensive income (loss):
Translation adjustments	(3)	4	(11)	4

Total comprehensive loss	$(3,649)	$(6,755)	$(10,013)	$(11,918)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a 1.5 cm incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We currently market our AxiaLIF® family of products for single and multilevel lumbar fusion and the Vectre and Avatar™ posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF product in the fourth quarter of 2004, and commercially introduced our AxiaLIF product in the United States in the first quarter of 2005. We received a CE mark to market AxiaLIF in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. We commercially launched our next generation Vectre facet screw system in April 2010. Our AxiaLIF 2L+ product received FDA 510(k) clearance in January 2010, and we commercially launched this product in July 2010. In January 2010, we entered into an agreement to distribute Avatar, a pedicle screw system, and in February 2010, we entered into an agreement to distribute a biologics product. We currently sell our products through a direct sales force, independent sales agents and international distributors.
We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which allow us to compete with larger volume manufacturers of spine surgery products.
Since inception, we have been unprofitable. As of June 30, 2010, we had an accumulated deficit of $81.1 million.
We expect to continue to invest in creating a sales and marketing infrastructure for our AxiaLIF family of products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.
Financial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2010	2009	change	2010	2009	change
	(in thousands, except gross margin)

Revenue	$7,244	$7,938	-8.7%	$13,957	$16,616	-16.0%
Cost of revenue	1,364	1,515	-10.0%	2,793	3,057	-8.6%
Gross margin	81.2%	80.9%	0.3%	80.0%	81.6%	-2.0%
Revenue
We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative conditions of the spine affecting the lower lumbar region. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. We determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment of our products to our independent distributors. Although we intend to continue to expand our international sales and marketing efforts, we expect that a substantial amount of our revenues will be generated in the United States in future periods.
Cost of Revenue
Cost of revenue consists primarily of material and overhead costs related to our products. Cost of revenue also includes facilities-related costs, such as rent, utilities and depreciation.
Research and Development
Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions and the costs of clinical studies and product development projects. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and intellectual property.
Sales and Marketing
Sales and marketing expenses consist of personnel costs, sales commissions paid to our direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities and participation in medical conferences. In future periods, we expect sales and marketing expenses to increase as we expand our sales and marketing efforts.
General and Administrative
General and administrative expenses consist of personnel costs related to the executive, finance, business development, information technology and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses. We expect general and administrative expenses to increase as we grow our business.
Other Income (Expense)
Other income (expense) is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities and the gain or loss on disposal of fixed assets.
Results of Operations
Comparison of the Three Months Ended June 30, 2009 and 2010
Revenue   Revenue decreased from $7.9 million in the three months ended June 30, 2009 to $7.2 million in the three months ended June 30, 2010. The $0.7 million decrease in revenue from 2009 to 2010 was related to lower than expected case volume as a result of concerns and uncertainty in the marketplace surrounding physician reimbursement for our AxiaLIF procedure. Domestically, sales of our AxiaLIF 2L products decreased from $2.3 million in the three months ended June 30, 2009 to $2.2 million in the three months ended June 30, 2010 and sales of our AxiaLIF single level products decreased from $4.4 million in the three months ended June 30, 2009 to $3.6 million in the three months ended June 30, 2010. New products accounted for revenue of $0.4 million in the three months ended June 30, 2010. In the three months ended June 30, 2010, average revenue per AxiaLIF case continued to climb, helped by a price increase effective April 1, 2010, the limited market release of our AxiaLIF 2L+ product, and penetration into existing cases by our new products. In the three months ended June 30, 2009 and 2010, we recorded 671 and 541 domestic AxiaLIF cases, respectively, including 175 AxiaLIF 2L cases in the three months ended June 30, 2009, and 148 AxiaLIF 2L cases in the three months ended June 30, 2010. Additionally, during the three months ended June 30, 2009 and 2010, we generated $211,000 and $81,000, respectively, in revenues from stand alone sales of our facet and Vectre screw systems. Revenue generated outside the United States was $0.6 million in both the three months ended June 30, 2009 and 2010. There were no initial stocking shipments to new distributors outside the United States in the three months ended June 30, 2009, compared to $51,000 in initial stocking shipments to new distributors in the three months ended June 30, 2010. In the three months ended June 30, 2009 and 2010, 93% and 92%, respectively, of our revenues were generated in the United States.
Cost of Revenue   Cost of revenue decreased from $1.5 million in the three months ended June 30, 2009 to $1.4 million in the three months ended June 30, 2010. Gross margin increased from 80.9% in the three months ended June 30, 2009 to 81.2% in the three months ended June 30, 2010. The increase in gross margin was primarily related to specific inventory reserves of $0.3 million taken in the three months ended June 30, 2009, partially offset by the introduction of new products in 2010 which have a lower gross margin than our existing AxiaLIF products. Excluding these new products, gross margin for the three months ended June 30, 2010 would have been 82.5%.
Research and Development   Research and development expenses decreased from $2.4 million in the three months ended June 30, 2009 to $1.0 million in the three months ended June 30, 2010. The $1.4 million decrease in expenses from 2009 to 2010 was primarily related to a $1.0 million expense in April 2009 to acquire the rights to develop a technology for future use.
Sales and Marketing   Sales and marketing expenses decreased from $8.9 million in the three months ended June 30, 2009 to $6.4 million in the three months ended June 30, 2010. The decrease in expenses from 2009 to 2010 of $2.5 million was primarily due to lower personnel-related costs of $1.1 million, including lower commissions of $0.4 million, as we reduced our U.S. sales force to focus our resources, decreased travel and entertainment expenses of $0.6 million, and decreased surgeon training expenses of $0.5 million.
General and Administrative   General and administrative expenses increased from $2.0 million in the three months ended June 30, 2009 to $2.1 million in the three months ended June 30, 2010. The increase in expenses from 2009 to 2010 of $0.1 million was primarily due to an increase in personnel expenses related to management transition costs.
Other Income (Expense)   Other income (expense) decreased from $111,000 in the three months ended June 30, 2009 to $15,000 in the three months ended June 30, 2010. The decrease of $96,000 from 2009 to 2010 was primarily related to lower interest income due to lower interest rates and our lower average cash and investment balances.

Comparison of the Six Months Ended June 30, 2009 and 2010
Revenue   Revenue decreased from $16.6 million in the six months ended June 30, 2009 to $14.0 million in the six months ended June 30, 2010. The $2.6 million decrease in revenue from 2009 to 2010 was related to lower than expected case volume as a result of concerns and uncertainty in the marketplace surrounding physician reimbursement for our AxiaLIF procedure. Domestically, sales of our AxiaLIF 2L products decreased from $4.6 million in the six months ended June 30, 2009 to $4.1 million in the six months ended June 30, 2010 and sales of our AxiaLIF single level products decreased from $9.5 million in the six months ended June 30, 2009 to $7.0 million in the six months ended June 30, 2010. New products accounted for revenue of $0.5 million in 2010. In the six months ended June 30, 2010, average revenue per AxiaLIF case continued to climb, helped by a price increase effective April 1, 2010, the limited market release of our AxiaLIF 2L+ product in January 2010, and penetration into existing cases by our new products. In the six months ended June 30, 2009 and 2010, we recorded 1,422 and 1,078 domestic AxiaLIF cases, respectively, including 343 AxiaLIF 2L cases in 2009 and 289 AxiaLIF 2L cases in 2010. Additionally, during the six months ended June 30, 2009 and 2010, we generated $508,000 and $207,000, respectively, in revenues from stand alone sales of our facet and Vectre screw systems. Revenue generated outside the United States increased from $1.0 million in the six months ended June 30, 2009 to $1.3 million in the six months ended June 30, 2010. In February 2009, we began to sell directly to hospitals in Germany through our own sales force, which previously had been done through a distributor. In the six months ended June 30, 2009 and 2010, there were $87,000 and $51,000, respectively, in initial stocking shipments to new distributors outside the United States. In the six months ended June 30, 2009 and 2010, 94% and 91%, respectively, of our revenues were generated in the United States.
Cost of Revenue   Cost of revenue decreased from $3.1 million in the six months ended June 30, 2009 to $2.8 million in the six months ended June 30, 2010. The $0.3 million decrease in cost of revenue resulted primarily from lower material and overhead costs associated with decreased sales volume for our products. Gross margin decreased from 81.6% in the six months ended June 30, 2009 to 80.0% in the six months ended June 30, 2010. The decrease in gross margin was the result of decreased production demand resulting in increased manufacturing overhead costs as a percentage of revenue and the introduction of new products in 2010 which have a lower gross margin than our existing AxiaLIF products. Excluding these new products, gross margin for the six months ended June 30, 2010 would have been 80.9%.
Research and Development   Research and development expenses decreased from $3.7 million in the six months ended June 30, 2009 to $2.3 million in the six months ended June 30, 2010. The $1.4 million decrease in expenses from 2009 to 2010 was primarily related to a $1.0 million expense in 2009 to acquire the rights to develop a technology for future use and a $0.2 million expense in 2009 for the exclusivity rights to negotiate for a potential product acquisition.
Sales and Marketing   Sales and marketing expenses decreased from $18.1 million in the six months ended June 30, 2009 to $14.1 million in the six months ended June 30, 2010. The decrease in expenses from 2009 to 2010 of $4.0 million was primarily due to lower commissions of $1.2 million, related to the lower revenue, decreased personnel-related costs of $0.7 million as we reduced our U.S. sales force to focus our resources, decreased travel and entertainment expenses of $1.0 million and decreased surgeon training costs of $0.7 million. These lower expenses were partially offset by severance costs of $0.5 million for employees affected by the sales force reduction.

General and Administrative   General and administrative expenses increased from $4.0 million in the six months ended June 30, 2009 to $4.7 million in the six months ended June 30, 2010. The increase in expenses from 2009 to 2010 of $0.7 million was primarily due to an increase in personnel-related costs related to the management transition that occurred in the first quarter of 2010. These costs included compensation, recruiting and severance related expenses of $0.7 million.
Other Income (Expense)   Other income (expense) decreased from income of $328,000 in the six months ended June 30, 2009 to a loss of $34,000 in the six months ended June 30, 2010. The decrease of $362,000 from 2009 to 2010 was primarily related to lower interest income of $292,000 due to lower interest rates and our lower average cash and investment balances and a loss on disposal of fixed assets of $70,000.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of June 30 2010, we had an accumulated deficit of $81.1 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our initial public offering were approximately $86.7 million.
As of June 30 2010, we did not have any outstanding debt financing arrangements, we had working capital of $54.7 million and our primary source of liquidity was $46.7 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.
Cash, cash equivalents and short-term investments decreased from $55.3 million at December 31, 2009 to $46.7 million at June 30, 2010. The decrease of $8.6 million was primarily the result of net cash used in operating activities of $8.2 million and purchases of property and equipment of $0.4 million.
Cash Flows
Net Cash Used in Operating Activities   Net cash used in operating activities was $8.2 million in the six months ended June 30, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and receivable reserves, and the loss on sale of fixed assets, combined with changes in net working capital due to the timing of activity.
Net Cash Provided by Investing Activities   Net cash provided by investing activities was $6.6 million in the six months ended June 30, 2010. This amount reflected net purchases or sales and maturities of short-term investments of $7.0 million, offset by purchases of property and equipment of $0.4 million, primarily for capital improvements to our facility.

Net Cash Provided by Financing Activities   Net cash provided by financing activities in the six months ended June 30, 2010 was $30,000 which primarily represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash, cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce further the scope of our planned product development and marketing efforts.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at June 30, 2010 is related to our investment portfolio. We invest our excess cash primarily in money market funds and debt instruments of the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income. Historically, and as of June 30, 2010, we have not used derivative instruments or engaged in hedging activities.
Although most of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2010. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and operating at the reasonable assurance level.
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

TranS1 Inc.

Date: August 5, 2010	By:	/s/ Richard Randall

Richard Randall Chief Executive Officer

Date: August 5, 2010	By:	/s/ Joseph P. Slattery

Joseph P. Slattery Executive Vice-President and Chief Financial Officer

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