Form 10-Q
period 2010-09-30
TRANS1 INC
filed 2010-11-10
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of the registrant’s common stock outstanding as of November 5, 2010 was 20,870,594 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
TranS1 Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$6,339	$6,912	$20,296	$23,528
Cost of revenue	1,205	1,366	3,998	4,423

Gross profit	5,134	5,546	16,298	19,105

Operating expenses:
Research and development	1,026	1,362	3,307	5,047
Sales and marketing	5,908	8,126	20,053	26,219
General and administrative	2,011	1,683	6,716	5,714

Total operating expenses	8,945	11,171	30,076	36,980

Operating loss	(3,811)	(5,625)	(13,778)	(17,875)

Other income (expense)	20	54	(15)	382

Net loss	$(3,791)	$(5,571)	$(13,793)	$(17,493)

Net loss per common share – basic and diluted	$(0.18)	$(0.27)	$(0.67)	$(0.85)

Weighted average common shares outstanding — basic and diluted	20,741	20,630	20,694	20,591

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$25,089	$29,298
Short-term investments	18,980	25,953
Accounts receivable, net	4,428	3,926
Inventory	6,164	7,325
Prepaid expenses and other assets	338	676

Total current assets	54,999	67,178
Property and equipment, net	1,569	1,813

Total assets	$56,568	$68,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,294	$2,442
Accrued expenses	2,249	1,269

Total current liabilities	3,543	3,711

Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 20,857,717 and 20,648,447 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	137,951	136,402
Accumulated other comprehensive income (loss)	(16)	(5)
Accumulated deficit	(84,912)	(71,119)

Total stockholders’ equity	53,025	65,280

Total liabilities and stockholders’ equity	$56,568	$68,991

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,793)	$(17,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	592	684
Stock-based compensation	1,421	2,200
Allowance for excess and obsolete inventory	341	541
Provision for bad debts	54	63
Loss on sale of fixed assets	70	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(556)	581
(Increase) decrease in inventory	820	(1,843)
Decrease in prepaid expenses	338	199
Decrease in accounts payable	(1,148)	(241)
Increase (decrease) in accrued expenses	980	(229)

Net cash used in operating activities	(10,881)	(15,538)

Cash flows from investing activities:
Purchases of property and equipment	(418)	(553)
Purchases of investments	(7,969)	(39,911)
Sales and maturities of investments	14,942	44,157

Net cash provided by (used in) investing activities	6,555	3,693

Cash flows from financing activities:
Proceeds from issuance of common stock	128	89

Net cash provided by financing activities	128	89

Effect of exchange rate changes on cash and cash equivalents	(11)	3

Net decrease in cash and cash equivalents	(4,209)	(11,753)
Cash and cash equivalents, beginning of period	29,298	42,051

Cash and cash equivalents, end of period	$25,089	$30,298

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
The Company owns seven trademark registrations in the United States and eight trademark registrations in the European Union. The Company also owns four pending trademark applications in the United States, two pending trademark applications in the European Union and nine pending trademark applications in Canada.
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
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average stock options outstanding	2,137,880	2,441,139	1,791,803	2,274,259

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.

At September 30, 2010, the Company holds certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. ASC 820 requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At September 30, 2010, all available for sale securities are classified as Level 1 assets with a fair value of $43.9 million, which included money market funds of $24.9 million and short-term investments of $19.0 million. At December 31, 2009, all available for sale securities were classified as Level 1 assets with a fair value of $54.9 million, which included money market funds of $28.9 million and short-term investments of $26.0 million. The Company had no Level 2 or Level 3 assets or liabilities at September 30, 2010 or December 31, 2009.
6. Accounts Receivable, Net
The following table presents the components of accounts receivable:

	September 30,	December 31,
	2010	2009
	(In thousands)

Gross accounts receivable	$4,629	$4,119
Allowance for uncollectible accounts	(201)	(193)

Total accounts receivable, net	$4,428	$3,926

7. Inventories
The following table presents the components of inventories:

	September 30,	December 31,
	2010	2009
	(In thousands)

Work-in-process	$3,332	$3,993
Finished goods	2,618	3,112
Raw materials	214	220

Total inventories	$6,164	$7,325

8. Accrued Expenses
The following table presents the components of accrued expenses:

	September 30,	December 31,
	2010	2009
	(In thousands)

Bonus	$702	$10
Commissions	577	597
Vacation	320	186
Legal and professional fees	206	90
Salaries and severance	139	47
Travel and entertainment	101	50
Franchise Tax	96	122
Consulting	83	120
Other	25	47

Total accrued expenses	$2,249	$1,269

9. Comprehensive Loss
The following table presents the components of other comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net loss	$(3,791)	$(5,571)	$(13,793)	$(17,493)
Other comprehensive income (loss):
Translation adjustments	—	(1)	(11)	3

Total comprehensive loss	$(3,791)	$(5,572)	$(13,804)	$(17,490)

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
Since inception, we have been unprofitable. As of September 30, 2010, we had an accumulated deficit of $84.9 million.
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
Financial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2010	2009	change	2010	2009	change
		(in thousands, except gross margin)

Revenue	$6,339	$6,912	-8.3%	$20,296	$23,528	-13.7%
Cost of revenue	1,205	1,366	-11.8%	3,998	4,423	-9.6%
Gross margin	81.0%	80.2%	1.0%	80.3%	81.2%	-1.1%
Revenue
We generate revenue from the sales of our procedure kits and implants used in our AxiaLIF fusion procedure for the treatment of degenerative conditions of the spine affecting the lower lumbar region. Our revenue is generated by our direct sales force, independent sales agents and independent distributors. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on the day of the surgery or several days prior to the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the procedure kit, and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the procedure kit has been used in a surgical procedure. The other sales method is for sales to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. We determine revenue recognition on a case by case basis dependent upon the terms and conditions of each individual distributor agreement. Under the distributor agreements currently in place, a distributor only has the right of return for defective products and, accordingly, revenue is recognized upon shipment of our products to our independent distributors.We expect that a substantial amount of our revenues will continue to be generated in the United States in future periods.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2009 and 2010
Revenue Revenue decreased from $6.9 million in the three months ended September 30, 2009 to $6.3 million in the three months ended September 30, 2010. The $0.6 million decrease in revenue from 2009 to 2010 was related to lower case volume as a result of concerns and uncertainty in the marketplace surrounding physician reimbursement for our AxiaLIF procedure. Domestically, sales of our AxiaLIF single level products decreased from $4.1 million in the three months ended September 30, 2009 to $3.2 million in the three months ended September 30, 2010, and sales of our AxiaLIF 2L products increased from $1.8 million in the three months ended September 30, 2009 to $1.9 million in the three months ended September 30, 2010. New products accounted for revenue of $0.3 million in the three months ended September 30, 2010. In the three months ended September 30, 2010, average revenue per AxiaLIF case continued to increase, helped by a price increase effective April 1, 2010, the release of our AxiaLIF 2L+ product, and penetration into existing cases by our new products. In the three months ended September 30, 2009 and 2010, we recorded 606 and 490 domestic AxiaLIF cases, respectively, including 138 AxiaLIF 2L cases in the three months ended September 30, 2009, and 136 AxiaLIF 2L and 2L+ cases in the three months ended September 30, 2010. Additionally, during the three months ended September 30, 2009 and 2010, we generated $0.6 million and $0.5 million, respectively, in revenues from sales of our facet and Vectre screw systems. Revenue generated outside the United States was $0.4 million in both the three months ended September 30, 2009 and 2010. There was $35,000 in initial stocking shipments to new distributors outside the United States in the three months ended September 30, 2009, compared to no initial stocking shipments to new distributors in the three months ended September 30, 2010. In the three months ended September 30, 2009 and 2010, 94% and 93%, respectively, of our revenues were generated in the United States.
Cost of Revenue Cost of revenue decreased from $1.4 million in the three months ended September 30, 2009 to $1.2 million in the three months ended September 30, 2010. Gross margin increased from 80.2% in the three months ended September 30, 2009 to 81.0% in the three months ended September 30, 2010. The increase in gross margin was primarily due to better product mix and lower inventory reserves, partially offset by the introduction of new products in 2010 which have a lower gross margin than our existing AxiaLIF products. Excluding these new products, gross margin for the three months ended September 30, 2010 was 82.1%.
Research and Development Research and development expenses decreased from $1.4 million in the three months ended September 30, 2009 to $1.0 million in the three months ended September 30, 2010. The $0.4 million decrease in expenses from 2009 to 2010 was primarily related to a decrease in project spending.
Sales and Marketing Sales and marketing expenses decreased from $8.1 million in the three months ended September 30, 2009 to $5.9 million in the three months ended September 30, 2010. The decrease in expenses from 2009 to 2010 of $2.2 million was primarily due to lower personnel-related costs of $1.2 million, including lower commissions of $0.3 million, as we reduced our U.S. sales force to focus our resources, decreased travel and entertainment expenses of $0.6 million, and decreased surgeon training expenses of $0.5 million.
General and Administrative General and administrative expenses increased from $1.7 million in the three months ended September 30, 2009 to $2.0 million in the three months ended September 30, 2010. The increase in expenses from 2009 to 2010 of $0.3 million was primarily due to an increase in personnel expenses.
Other Income (Expense) Other income (expense) decreased from $54,000 in the three months ended September 30, 2009 to $20,000 in the three months ended September 30, 2010. The decrease of $34,000 from 2009 to 2010 was primarily related to lower interest income due to lower interest rates and our lower average cash and investment balances.

Comparison of the Nine Months Ended September 30, 2009 and 2010
Revenue Revenue decreased from $23.5 million in the nine months ended September 30, 2009 to $20.3 million in the nine months ended September 30, 2010. The $3.2 million decrease in revenue from 2009 to 2010 was related to lower case volume as a result of concerns and uncertainty in the marketplace surrounding physician reimbursement for our AxiaLIF procedure. Domestically, sales of our AxiaLIF single level products decreased from $13.1 million in the nine months ended September 30, 2009 to $10.2 million in the nine months ended September 30, 2010 and sales of our AxiaLIF 2L products decreased from $6.2 million in the nine months ended September 30, 2009 to $6.0 million in the nine months ended September 30, 2010. New products accounted for revenue of $0.8 million in the nine months ended September 30, 2010. In the nine months ended September 30, 2010, average revenue per AxiaLIF case continued to increase, helped by a price increase effective April 1, 2010, the full market release of our AxiaLIF 2L+ product, and penetration into existing cases by our new products. In the nine months ended September 30, 2009 and 2010, we recorded 2,028 and 1,568 domestic AxiaLIF cases, respectively, including 481 AxiaLIF 2L cases in 2009 and 425 AxiaLIF 2L and 2L+ cases in 2010. Additionally, during the nine months ended September 30, 2009 and 2010, we generated $2.4 million and $1.6 million, respectively, in revenues from sales of our facet and Vectre screw systems. Revenue generated outside the United States increased from $1.4 million in the nine months ended September 30, 2009 to $1.7 million in the nine months ended September 30, 2010. In February 2009, we began to sell directly to hospitals in Germany through our own sales force, which previously had been done through a distributor. In the nine months ended September 30, 2009 and 2010, there were $122,000 and $51,000, respectively, in initial stocking shipments to new distributors outside the United States. In the nine months ended September 30, 2009 and 2010, 94% and 92%, respectively, of our revenues were generated in the United States.
Cost of Revenue Cost of revenue decreased from $4.4 million in the nine months ended September 30, 2009 to $4.0 million in the nine months ended September 30, 2010. The $0.4 million decrease in cost of revenue resulted primarily from lower material and overhead costs associated with decreased sales volume for our products. Gross margin decreased from 81.2% in the nine months ended September 30, 2009 to 80.3% in the nine months ended September 30, 2010. The decrease in gross margin was the result of decreased production demand resulting in increased manufacturing overhead costs as a percentage of revenue and the introduction of new products in 2010, which have a lower gross margin than our existing AxiaLIF products. Excluding these new products, gross margin for the nine months ended September 30, 2010 was 81.3%.
Research and Development Research and development expenses decreased from $5.0 million in the nine months ended September 30, 2009 to $3.3 million in the nine months ended September 30, 2010. The $1.7 million decrease in expenses from 2009 to 2010 was primarily related to a $1.0 million expense in 2009 to acquire the rights to develop a technology for future use, a $0.2 million expense in 2009 for the exclusivity rights to negotiate for a potential product acquisition, and a decrease in project spending of $0.8 million in 2010.
Sales and Marketing Sales and marketing expenses decreased from $26.2 million in the nine months ended September 30, 2009 to $20.1 million in the nine months ended September 30, 2010. The decrease in expenses from 2009 to 2010 of $6.1 million was primarily due to lower commissions of $1.5 million, related to the lower revenue, decreased personnel-related costs of $1.5 million as we reduced our U.S. sales force to focus our resources, decreased travel and entertainment expenses of $1.6 million, decreased surgeon training costs of $1.3 million and a decrease in promotional costs of $0.2 million. These lower expenses were partially offset by severance costs of $0.5 million for employees affected by the sales force reduction.
General and Administrative General and administrative expenses increased from $5.7 million in the nine months ended September 30, 2009 to $6.7 million in the nine months ended September 30, 2010. The increase in expenses from 2009 to 2010 of $1.0 million was primarily due to an increase in personnel-related costs related to the management transition that occurred in the first quarter of 2010. These costs included compensation, recruiting and severance related expenses of $0.7 million.
Other Income (Expense) Other income (expense) decreased from income of $382,000 in the nine months ended September 30, 2009 to a loss of $15,000 in the nine months ended September 30, 2010. The decrease of $397,000 from 2009 to 2010 was primarily related to lower interest income of $327,000 due to lower interest rates and our lower average cash and investment balances and a loss on disposal of fixed assets of $70,000.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of September 30 2010, we had an accumulated deficit of $84.9 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will grow and, as a result, we will need to generate significant revenues to achieve profitability. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the net proceeds from our October 2007 initial public offering. Gross proceeds from our preferred stock sales totaled $40.5 million to date, and the net proceeds from our initial public offering were approximately $86.7 million.
As of September 30 2010, we did not have any outstanding debt financing arrangements, we had working capital of $51.5 million and our primary source of liquidity was $44.1 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.
Cash, cash equivalents and short-term investments decreased from $55.3 million at December 31, 2009 to $44.1 million at September 30, 2010. The decrease of $11.2 million was primarily the result of net cash used in operating activities of $10.9 million and purchases of property and equipment of $0.4 million.
Cash Flows
Net Cash Used in Operating Activities Net cash used in operating activities was $10.9 million in the nine months ended September 30, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and receivable reserves, and the loss on sale of fixed assets, combined with changes in net working capital due to the timing of activity.

Net Cash Provided by Investing Activities Net cash provided by investing activities was $6.6 million in the nine months ended September 30, 2010. This amount reflected net purchases or sales and maturities of short-term investments of $7.0 million, offset by purchases of property and equipment of $0.4 million, primarily for capital improvements to our facility.
Net Cash Provided by Financing Activities Net cash provided by financing activities in the nine months ended September 30, 2010 was $128,000, which represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to interest rate risk at September 30, 2010 is related to our investment portfolio. We invest our excess cash primarily in money market funds and debt instruments of the U.S. government and its agencies. Due to the short-term nature of these investments, we have assessed that there is no material exposure to interest rate risk arising from our investments. Thus, a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair market value of our interest-sensitive financial investments. Declines in interest rates over time will, however, reduce our investment income. Historically, and as of September 30, 2010, we have not used derivative instruments or engaged in hedging activities.
Although most of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2010. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010 our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective and operating at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective July 1, 2010, we became a “Smaller Reporting Company” under Rule 12b-2 of the Exchange Act. Previously we were an “Accelerated Filer”. This classification is based on the public float of the Company held by non-affiliates as of June 30, 2010.

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

TranS1 Inc.
Date: November 10, 2010	By:	/s/ Richard Randall
Richard Randall
Chief Executive Officer

Date: November 10, 2010	By:	/s/ Joseph P. Slattery
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