Form 10-K
period 2010-12-31
TRANS1 INC
filed 2011-03-14
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(910) 332-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, par value $0.0001 per share	The NASDAQ Global Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates was approximately $26.1 million, based on the number of shares held by non-affiliates of the registrant and based on the reported last sale price of registrant’s common stock on June 30, 2010. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 9, 2011 was 20,877,594 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report, relating to the registrant’s 2011 annual meeting of stockholders, are incorporated by reference into Part III of this annual report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this annual report.

TRANS1 INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others: acceptance and continued use of our products by surgeons, the lack of clinical data about the efficacy of our products, uncertainty of reimbursement from third-party payors, our historical lack of profitability, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, our dependence on key employees, regulatory approval and market acceptance for new products, our reliance on a limited number of suppliers to provide our products, our ability to effectively manage a sales force to meet our objectives and our ability to conduct successful clinical studies. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as in other filings we make with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report and in other filings we make with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of the NASDAQ Stock Market.

References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

PART I

Item 1.	Business

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a small incision adjacent to the tailbone and can perform an entire interbody fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We currently market our AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectretm and Avatartm lumbar posterior fixation systems and Bi-Ostetictm bone void filler, a biologics product.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+tm product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In January 2010, we entered into an agreement to distribute Avatar, a pedicle screw system, and in February 2010, we entered into an agreement to distribute Bi-Ostetic bone void filler, a biologics product. As of December 31, 2010, over 11,000 fusion procedures have been performed globally using our AxiaLIF products. At December 31, 2010, we sold our AxiaLIF products through 46 direct sales personnel and 14 independent sales agents in the United States and 3 direct sales personnel and 16 independent distributors internationally. For the year ended December 31, 2010, our revenues were $26.2 million and our net loss was $19.5 million.

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

Treatment alternatives for lower lumbar spine conditions range from non-operative conservative therapies to highly invasive surgical interventions. Conservative therapies are typically the initial treatments selected by patients and physicians and they include rest, bracing, physical therapy, chiropractics, electrical stimulation and medication. When conservative therapies fail to provide adequate pain relief, surgical interventions, including fusion procedures, may be used to address the pain. If a patient’s disc degeneration has not progressed to a stage requiring fusion, but has progressed beyond the stage where conservative therapies provide pain relief, physicians may use non-fusion surgical procedures. Non-fusion surgical procedures utilize implants that are designed to restore disc height and allow limited movement of the vertebrae similar to a healthy spine in order to avoid increased pressures on adjacent vertebrae. These procedures and implants include dynamic stabilization devices, artificial discs and prosthetic disc nucleuses.

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

Traditional fusion procedures typically involve an incision in the skin, and cutting muscle or moving organs to gain access to the spine. The degenerated disc is then removed, referred to as a discectomy, and a rigid implant is inserted, such as a bone graft or cage, to stabilize the diseased vertebrae. This process is referred to as fixation. The bone graft or cage promotes the growth of bone between the vertebrae. Surgeons often also affix supplementary rods and screws along the spine to provide additional stabilization while the vertebrae fuse together during the six to eighteen months following surgery. The primary surgical fusion procedures performed in the lower lumbar region include: ALIF, PLIF, TLIF and direct lateral.

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

Direct Lateral Interbody Fusion.  To perform a direct lateral procedure, the surgeon accesses the spine from the patient’s side through one or two small incisions. The direct lateral procedure is not appropriate for fusions in the L5/S1 segment because the pelvis interferes with access. Complications associated with direct lateral procedures are similar to those found in PLIF and TLIF procedures, including nerve damage and implant migration, but with less soft tissue damage.

360° Lumbar Fusion Procedure.  Currently, the most common and structurally rigid lumbar fusion surgery is referred to as a 360° fusion and requires a second surgical procedure immediately following an ALIF, PLIF, TLIF or direct lateral procedure. The additional procedure involves the permanent placement of screws and rods in the back to provide additional support while the vertebrae fuse together during the six to eighteen months following surgery.

Limitations of Traditional Lower Lumbar Spine Procedures

While traditional and minimally invasive fusion procedures can be effective at treating medical conditions affecting the lower lumbar spine, common drawbacks of these procedures include:

•	Disruption to Soft Tissue and Support Structures. Current lumbar fusion procedures require creating a pathway from the skin to the degenerative disc that is large enough to allow direct visualization and work by the surgeon. It is common to cut through healthy muscle or move critical organs, arteries, nerves and soft tissue, which can lead to bleeding, scarring, nerve damage and bowel disruption.

•	Significant Blood Loss. As a result of undergoing current lumbar fusion procedures, patients typically experience significant blood loss of between 100 and 1,400 cc of blood. As a result, it is common for patients to use the hospital’s blood supply or donate units of their own blood before a lumbar fusion procedure to replenish any significant blood loss.

•	Lengthy Operative Procedure Times. It is common for current lumbar fusion procedures to take between 90 minutes and 4 hours to complete. With some procedures a second surgeon may be required. Long procedure times increase the risks of complications and blood loss. Also, hospital and physician resources are consumed for lengthy periods of time, which can reduce productivity and increase costs.

•	Lengthy Patient Hospital Stays. Patients remain in the hospital for an average of three days following a lumbar fusion procedure which consumes hospital and physician resources.

•	Significant Patient Recovery Time. Patients require three to six months to recover and rehabilitate after undergoing a lumbar fusion procedure before resuming normal activities.

•	Unresolved Patient Pain. Patients may continue to experience symptoms after undergoing lumbar fusion procedures even though x-rays show successful fusion has been achieved through the growth of new bone. We believe this may be caused by muscle dissection, implant irritation and scar tissue that develops around the site of the surgery.

Our Solution

We have developed the least invasive approach for surgeons to perform fusion and motion preserving surgeries in the L4/L5/S1 region without many of the drawbacks associated with current lumbar fusion procedures. We refer to this unique proprietary approach as our pre-sacral approach. We have developed and are marketing two fusion products that are delivered using our pre-sacral approach: AxiaLIF 1L and AxiaLIF 2L+.

To access the spine using our pre-sacral approach, the surgeon creates a small incision adjacent to the tailbone while the patient is lying on their stomach. The surgeon then navigates a blunt dissecting tool a short distance along the sacrum using x-ray imaging technologies. As the dissecting tool is advanced, it moves aside soft tissue structures such as fat, loose connective tissue and bowel. When the tool reaches an access point near the junction of the S1 and S2 vertebral bodies, a guide pin is inserted through the bone into the disc of the lowest lumbar motion segment (the L5/S1 disc). A tubular dissector is inserted over the guide pin to create a tissue-protecting working channel between the surgical access site and the L5/S1 disc. This protected working channel provides access to the interior of the disc, where rotating cutters and brushes are used to remove disc material. This is followed by the introduction of bone graft material with special instrumentation and finally, insertion of our AxiaLIF implants. The implant immediately provides rigid fixation and can provide restoration of disc height based on the clinical pathology of the patient. The AxiaLIF 2L+ procedure uses the same approach to provide access to both the L5/S1 and L4/L5 discs. The AxiaLIF 1L and AxiaLIF 2L+ procedure must be supplemented with facet or pedicle screws, which provide fixation for the back of the spine and are supplied by TranS1.

We believe our pre-sacral approach and its associated products provide the following benefits for patients, providers and payors:

•	Least Invasive Approach Minimizes Complications. Our AxiaLIF products are delivered using our unique pre-sacral approach, which is the least invasive solution for delivering fusion products to the L4/L5/S1 region. Procedures performed utilizing our pre-sacral approach have been documented to have favorable clinical safety profiles with complication rates of approximately 1%.

•	Spinal Stability. Our approach does not violate or cut through any muscles or ligaments that control the stability of the spine. The axial approach to the spine also creates inherent spinal stability that cannot be achieved with traditional approaches to interbody fusion.

•	Short Learning Curve. The ease of use of our pre-sacral approach enables reduced physician training as compared to alternative lower lumbar spine procedures.

•	Low Blood Loss. The least invasive nature of our pre-sacral approach results in the average patient losing approximately 25 to 125 cc of blood during an AxiaLIF 1L or AxiaLIF 2L+ procedure, which is much lower than current techniques and correlates to reduced pain and faster recoveries. In addition, patients generally do not need to donate blood prior to undergoing procedures that utilize our pre-sacral approach.

•	Short Patient Hospital Stays. Patients typically stay only one to two nights in the hospital after receiving a procedure performed using our pre-sacral approach. In a small percentage of cases, patients are able to return home the same day.

•	Reduction in Patient Pain. Our pre-sacral approach can be effective at reducing pain symptoms because surrounding soft tissue is not violated, which prevents the creation of scar tissue, a leading cause of pain.

Our Strategy

Our goal is to become a global leader in the treatment of conditions affecting the lower lumbar region of the spine. To achieve this goal, we are pursuing the following strategies:

•	Establish our Pre-Sacral Approach as a Standard of Care for Lower Lumbar Spine Surgery. We believe patients commonly avoid back surgery due to its invasive nature and other drawbacks associated with current surgical treatment options. We expend significant resources promoting our pre-sacral approach as the least invasive approach to lower back surgery and we believe the advantages of our technique will enable our AxiaLIF products to become a standard of care for the lower lumbar region of the spine. We also make substantial research and development expenditures to enhance our AxiaLIF products and develop new products to expand our technological advantage in minimally invasive spine surgeries.

•	Drive Reimbursement for Our Procedure. We will continue to work with our surgeon customers to generate published, peer reviewed clinical literature that demonstrates our procedure’s clinical efficacy and safety. We will also work to leverage this data along with our AxiaLIF surgeon advocates, with payors to secure positive coverage decisions for the reimbursement of the AxiaLIF procedure.

•	Focus our Sales and Marketing Infrastructure to Drive Surgeon Adoption. We intend to continue expending significant resources targeting spine surgeons through our sales and marketing efforts in the United States and internationally in order to drive the adoption of our pre-sacral approach. We believe the ease of use, short hospital stays and reduction in patient pain are compelling reasons for surgeon adoption of our technologies.

•	Opportunistically Pursue Acquisitions of Complementary Businesses and Technologies. In addition to building our internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will enable us to leverage our growing distribution platform.

Our Products

Our products include surgical instruments for creating a safe and reproducible access route to the L4/L5/S1 vertebral bodies, fusion implants, as well as supplemental stabilization products. We believe our AxiaLIF implants and instruments, combined with facet screws or pedicle screws, provide surgeons with the tools necessary to perform a lumbar fusion in the least invasive manner available. We sell these products to our customers in procedure kits that include all the instruments and implants needed to complete a lumbar fusion.

AxiaLIF Lumbar Fusion Implants.  Our AxiaLIF 1L and AxiaLIF 2L+ implants are threaded titanium rods, that come in varying lengths to enable one-level L5/S1 fusions and two-level L4/L5/S1 fusions. As they are implanted, our proprietary design can allow for the separation of the vertebrae to restore disc height based on the clinical pathology of the patient. The increased disc height relieves pressure on the nerve, while the rod itself provides immediate rigid fixation.

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

Vectre Facet Screw System.  Our Vectre facet screw system offers a cannulated facet screw inserted over a guidewire to provide stability while reducing the muscle and tissue trauma associated with conventional pedicle screws. The Vectre system features offer a safe, reproducible posterior fixation option in select patients.

AVATAR Pedicle Screw System.  In January 2010, we entered into an agreement to distribute Avatar, a pedicle screw system. Avatar can be used with or without our implants to provide lumbar posterior fixation. The AVATAR MIS System offers cannulated pedicle screws inserted over a guidewire to reduce muscle and tissue trauma. Extended tabs integrated to the screws provide a pathway for secure implantation of the rod while minimizing tissue dissection. Reduction, compression and distraction are achieved simply and effectively with intuitive instrumentation.

Bi-Ostetic Bone Void Filler.  In February 2010, we entered into an agreement to sell Bi-Ostetic, an osteoconductive bone substitute that is intended to be used to fill voids and gaps that are not intrinsic to the stability of bone structure. Bi-Ostetic is an alternative to allografts or cadaver bone. The spongy granules are bioceramics with interconnected porosity that mimic the cancellous bone structure in order to enhance osteo-conduction and ensure complete and rapid bone in-growth.

Product Pipeline

We have prioritized our product development efforts and are pursuing products that enhance our existing product line and those that that have a shorter pathway to regulatory clearance and commercialization. We intend to launch three products in 2011, a bowel retractor in the second quarter, which is in limited market release, an MIS bone graft harvesting system in the third quarter and the AxiaLIF 1L+ in the second half of the year. Additionally, we are working on our minimally invasive direct lateral and TLIF systems which we anticipate launching in 2012.

In the future, we expect our product offerings will be expanded to address additional clinical applications in the surgical treatment of conditions affecting the lumbar spine. Such applications could require FDA 510(k) clearance or PMA approval, most likely supported by safety and efficacy data from clinical trials. We also have an active program aimed at developing tools that will improve outcomes and lower complications for our procedures.

Sales and Marketing

Our sales and marketing effort primarily targets spine surgeons. We also market our products at various industry conferences and through industry organized surgical training courses.

In the United States, we market and sell our products through a combination of direct sales representatives and independent sales agents. At December 31, 2010, our U.S. sales team included regional managers, direct sales representatives, case coverage specialists and independent sales agents covering specific geographic regions. Our sales representatives receive a base salary and a percentage of the net sales that they generate. As of December 31, 2010, we had 46 direct sales representatives and 11 regional managers. The independent sales agents are compensated based on a percentage of the net sales that they generate. We have agreements with our independent sales agents that provide them with an exclusive right to sell our products in their territories, which are generally terminable upon 90 days’ written notice.

Outside of the United States, we utilize our own direct sales representatives, independent sales agents and third-party distributors. Through December 31, 2010, the majority of our international sales have been in Europe. In 2008, we hired direct sales representatives in Germany, and in 2009 we began direct sales through our own sales representatives and agents in Germany, Switzerland, Netherlands and Belgium. In 2010, 56% of our international revenues were through our direct sales efforts and agents and 44% were through third-party distributors.

In 2010, no customer accounted for 10% or more of revenues.

Surgeon Training

We devote significant resources to training and educating surgeons on the specialized skills involved in the proper use of our instruments and implants. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We accomplish our training objectives primarily through cadaver and surrogate models and live case observations with surgeons experienced in our pre-sacral approach. We supplement this training with online didactic tutorials. After this training, surgeons are generally able to perform unsupervised surgeries using our pre-sacral approach. As of December 31, 2010, we had trained over 1,290 U.S. spine surgeons and over 275 surgeons outside of the U.S. in the use of our single-level product. Of the U.S. surgeons trained on our pre-sacral approach, approximately 269 have performed a procedure in the 12 months ended December 31, 2010 using our pre-sacral approach. In addition, we have trained over 380 U.S. spine surgeons in the use of our AxiaLIF 2L and 2L+ products. We believe we have the necessary capacity to train a sufficient number of surgeons to meet our current goals.

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

Most payors follow Medicare’s Diagnosis-Related Group, or DRG, based payment system for reimbursing facilities. Under this model, hospitals are paid a set amount to cover the costs associated with a fusion patient, including the cost of the device used in the procedure. The most commonly associated DRGs for spinal fusion are 453/454/455 (“Combined Anterior/Posterior Spinal Fusion with major complications and comorbidities (MCC), with complications and comorbidities (CC) or without MCC/CC”) and 459/460 (“Spinal Fusion Except Cervical with or without MCC”). Private payors typically use Medicare DRGs as a benchmark when setting their own reimbursement rates for facilities but typically pay above Medicare established rates.

Surgeons use the American Medical Association’s Current Procedural Terminology, or CPT, system to bill payors for the AxiaLIF procedures. CPT codes describe the services and procedures provided for patients to third-party payors so that physicians may be reimbursed. Effective January 1, 2009, the AMA implemented a Category III code which may describe the work involved in treating some AxiaLIF patients. Unlike Category I CPT codes, Category III codes do not have a set value which physicians use as a benchmark for setting their fee. Additionally, some payors view Category III codes as “investigational” or “experimental” and may not reimburse them. However, unlike many new or novel procedures, AxiaLIF is an access variation on the current standard of care (interbody spinal fusion) and has been performed in over 10,000 U.S. procedures. In December 2010, Humana Inc. made a decision to cover the AxiaLIF procedures and reimburse physicians for use of the Category III Code. The reimbursement rates are consistent with reimbursement levels for performing other interbody fusion procedures. We intend to gain further positive reimbursement coverage decisions with other payors in the coming quarters by utilizing published clinical literature and leveraging the support of physicians that perform our procedures. Discussions are normally held with medical directors representing the payors to inform them that our approach to interbody fusion is not “investigational” or “experimental.” Under our current timetable, we anticipate graduating to a Category 1 CPT code for our AxiaLIF procedures on January 1, 2013. In order to meet this objective, we will have to have a successful outcome from any of the June 2011, October 2011 or February 2012 American Medical Association CPT meetings.

As the breadth and depth of peer-reviewed clinical research regarding AxiaLIF continues to grow, we will continue to work to ensure that patients have continued access to AxiaLIF should their doctors determine this is the preferred clinical solution for their condition.

Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will depend in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. There is favorable reimbursement in Germany for the AxiaLIF 1L procedure. We also received a favorable ruling from the British United Provident Association, the leading provider of private health insurance and healthcare services in the United Kingdom. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic and strategic sense to do so.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or other third-party payors will cover and reimburse our procedures in whole or in part in the future or that payment rates will be adequate. In addition, it is possible that future legislation, regulation, or reimbursement policies of third-party payors will adversely affect the demand for our procedures and products or our ability to sell them on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

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

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. Our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson DePuy Spine, Stryker Spine, NuVasive, Zimmer Spine, Synthes, Orthofix International, Globus Medical and Alphatec Spine, many of which have substantially greater sales and financial resources than we do. In addition, these companies may have more established distribution networks, entrenched relationships with physicians, and greater experience in launching, marketing, distributing and selling products.

Additional competition also comes from physician-owned spine specific medical device distribution companies, which have expanded in recent years. These companies, which are partially owned or completely owned by spine surgeons, have significant market knowledge and access to the physicians who use our products and the hospitals that purchase our products. These surgeons may have an incentive to direct implant use toward implants that are distributed by these organizations.

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and demonstrate that they are safer and less invasive than alternatives available for the same purpose. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

Research and Development

As of December 31, 2010, our research and development team was comprised of 12 employees who have extensive experience in developing products to treat medical conditions affecting the lower lumbar spine. These employees work closely with our clinical advisors and spine surgeon customers to design and enhance our products and approach. Our R&D spending was $4.2 million, $6.4 million and $4.1 million for the years ending December 31, 2010, 2009 and 2008, respectively. Since inception, we have devoted significant resources to develop and enhance our AxiaLIF products utilizing the pre-sacral approach.

Manufacturing and Supply

We rely on third parties to manufacture all of our products and their components, except for our nitinol nucleus cutter blades, which we manufacture at our facility in Wilmington, North Carolina. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization, or ISO, and other internal quality standards, where applicable. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which we believe allows us to compete with larger-volume manufacturers of spine surgery products.

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

The majority of our instruments and implants are produced by third-party manufacturers on precision, high-speed machine shop equipment. However, for a certain number of our products, the components and materials used to manufacture such products and the manufacturing operations are performed or supplied by third-party specialty vendors due to their proprietary or non-conventional nature. For example, the blades for our nucleus cutters are made from a metal called nitinol, which is converted into strip form by three manufacturers in the United States known to us. We have sourced nitinol strip from two of these vendors. The nitinol strip is then further converted for us into cutter blanks by a scalpel blade specialty vendor. Other vendors are available to manufacture the cutter blanks, as we may deem desirable or necessary. We convert the cutter blanks into cutter blades at our facilities. Our tissue extractor product is produced for us by a supplier that specializes in wire forming and coiling specifically for the medical device industry. A limited number of similar vendors exist that could be used to produce the tissue extractor product, and we believe we could replace this supplier on reasonable terms without substantial delay, if necessary.

We are currently working with our third-party manufacturers to plan for our future manufacturing requirements. In most cases, we have redundant manufacturing capability with multiple vendors and enjoy the significant capacity this arrangement provides to us. We may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so. We believe the manufacturing capacity available to us is sufficient to meet our demands into the foreseeable future.

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

Patents

As of December 31, 2010, we had 35 issued United States patents, 36 pending patent applications in the United States, 4 issued European patents, 4 issued Japanese patents and 66 foreign patent applications as counterparts of U.S. cases. The issued and pending patents cover, among other things:

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

Trademarks

We own 7 trademark registrations in the United States and 8 trademark registrations in the European Union. We also own 4 pending trademark applications in the United States, 2 pending trademark applications in the European Union and 9 pending trademark applications in Canada.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a premarket notification or 510(k) submission requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketable device, are placed in class III, requiring a PMA. Our current commercial products are class II devices marketed under FDA 510(k) premarket clearance. Premarket clearance applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketable device not requiring a PMA. Although statutorily mandated to clear or deny a 510(k) premarket notification within 90 days of submission of the application, FDA’s 510(k) clearance pathway usually takes from three to twelve months, or even longer, depending on the extent of requests for additional information by FDA. Additional information can include clinical data to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained. If the FDA requires us to seek 510(k) clearance or a PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional product enhancements to our products.

Clinical Trials

Clinical trials are sometimes required for a 510(k) premarket notification. In the U.S., these trials require submission of an application for an investigational device exemption, or IDE. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy and financial disclosure by clinical investigators. A clinical trial may be suspended by FDA or the investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Competent Authority in the applicable country.

Pervasive and Continuing FDA Regulation

After a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include:

•	quality system regulation, which requires manufacturers, including third-party contract manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance controls, during all aspects of the manufacturing process;

•	establishment registration and listing;

•	labeling regulations, and FDA prohibitions against the promotion of products for uncleared or unapproved “off-label” uses;

•	medical device reporting obligations, which require that manufacturers submit reports to the FDA if information reasonably suggests that their device (i) may have caused or contributed to a death or serious injury, or (ii) malfunctioned and the device or a similar company device would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	other post-market surveillance requirements, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We must register and list with FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we are subject to announced and unannounced inspections by FDA to determine our compliance with quality system regulation and other regulations. We were inspected by the FDA in May 2010 with no Form 483 observations. We believe that we are in substantial compliance with quality system regulation and other regulations.

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

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

The European Union, which consists of 27 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessments. This third-party assessment consists of audits of the manufacturer’s quality system. An assessment by a Notified Body in one country within the European Union is required for each product in order for a manufacturer to commercially distribute the product throughout the European Union. Compliance with voluntary harmonizing standards ISO 9001 and ISO 13845 issued by the ISO establishes the presumption of conformity with the essential requirements for a CE mark. In August 2004, our quality system was initially certified by Intertek ETL-Semko, a Notified Body, under the European Union Medical Device Directive to be in compliance with the Canadian Medical Device Conformity Assessment System, or CMDCAS, and ISO standards 9001:2000 and ISO 13485:2003. The system was recertified in September 2010 to CMDCAS, ISO 9001:2008 and ISO 13485:2003 and is due for further recertification in September of 2013.

Employees

As of December 31, 2010, we had 129 employees, most of whom were full-time employees, with 78 employees in U.S. sales, marketing, professional affairs, customer service, training and reimbursement, 8 employees in international sales, marketing and training, 7 employees in manufacturing, 12 employees in research and development, 16 employees in general and administrative and 8 employees in clinical, regulatory and quality assurance. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that we maintain good relations with our employees.

General Information

We were incorporated in Delaware in May 2000 under the name “aXiaMed, Inc.” and changed our name to “TranS1 Inc.” in February 2003. Our principal executive office is located at 301 Government Center Drive, Wilmington, North Carolina 28403 and our telephone number is (910) 332-1700. Our website is www.trans1.com. The information on, or that can be accessed through, our website is not incorporated by reference into this report and should not be considered to be a part of this report.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website, at www.trans1.com, free of charge as soon as practicable after filing with the SEC.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this annual report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

Risks Related to Our Business

To be commercially successful, spine surgeons must accept that our products are a safe and effective alternative to other surgical treatments of certain spine disorders.

Our revenue is primarily derived from sales of our AxiaLIF products and related surgical instruments. We expect that sales of our AxiaLIF products will continue to account for a substantial portion of our revenues for the foreseeable future. We believe spine surgeons may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that our products provide a safe and effective alternative to conventional procedures used to treat certain spine disorders or other non-conventional procedures offered by our competitors. Spine surgeons may be slow to adopt our technology for the following reasons, among others:

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

If we are unable to effectively demonstrate to spine surgeons the benefits of our products as compared to other surgical treatments of spine disorders that are available to them and our products fail to achieve market acceptance, our future revenues will be adversely impacted. In addition, we believe recommendations and support of our products by influential spine surgeons are essential for market acceptance and adoption. If we do not receive support from these spine surgeons or do not have favorable long-term clinical data, spine surgeons may not use our products and our future revenues will be harmed and our stock price would likely decline.

The efficacy of our products is not yet supported by long-term clinical data and may therefore prove to be less effective than initially thought.

We obtained 510(k) clearance to manufacture, market and sell all of our currently U.S. marketed products from the FDA. The FDA’s 510(k) clearance process is less costly and rigorous than the PMA process and requires less supporting clinical data. As a result, we currently lack the breadth of published long-term clinical data supporting the efficacy of our AxiaLIF products and the benefits they offer that might have been generated in connection with the PMA process.

The demand for our products and the prices which customers and patients are willing to pay for our products depend upon the ability of our customers to obtain adequate third-party coverage and reimbursement for their purchases of our products.

Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the United States, healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with our AxiaLIF procedures. The challenge in reimbursement for our procedure has centered around the CPT code that the physician uses to get paid for performing the AxiaLIF surgery. In 2008 most of our surgeons billed their payor based on an existing ALIF access code. In January 2009, physicians transitioned billing for our procedure to a Category 3 tracking code. This change made it more difficult for physicians to obtain reimbursement for our procedure because many commercial payors view a Category 3 code as “experimental” and thus will not pre-approve the procedure or will decline to pay for that code until they see additional clinical evidence. This uncertainty around the availability and amount of reimbursement has caused some physicians to revert to other fusion surgeries where reimbursement is more certain.

Under our current timetable, we anticipate graduating to a Category 1 CPT code for our AxiaLIF procedures on January 1, 2013. In order to meet this objective, we will have to have a successful outcome from any of the June 2011, October 2011 or February 2012 American Medical Association CPT meetings. Any delays in obtaining, or an inability to obtain, adequate coverage or reimbursement for procedures using our products could significantly affect the acceptance of our products and have a material adverse effect on our business.

Third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. In early January 2011, we filed a Current Report on Form 8-K reporting a recent positive coverage decision for AxiaLIF by Humana Inc. While we are currently engaged in discussions with other payors, it is difficult to predict the timing of receiving any additional positive coverage decisions and there is no guarantee that payors will make a positive coverage decision. Our business would be negatively impacted to the extent any such coverage decisions reduce reimbursement for our products. In addition, our stock price could be negatively affected to the extent that coverage decisions by payors do not reflect market expectations for such decisions.

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

Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. These cost-control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount which healthcare providers may be willing to pay for certain types of medical procedures.

In addition, in the United States, no uniform policy of coverage and reimbursement for medical technology exists among payors. Therefore, coverage of and reimbursement for medical technology can differ significantly for each payor. The continuing efforts of third-party payors, whether governmental or commercial, whether inside the United States or outside, to contain or reduce these costs, combined with closer scrutiny of such costs, could restrict our customers’ ability to obtain adequate coverage and reimbursement from these third-party payors. The cost containment measures that healthcare providers are instituting both in the United States and internationally could harm our business by adversely affecting the demand for our products or the price at which we can sell our products.

We have incurred losses since inception and we expect to continue to incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred net losses since our inception in May 2000 and we have an accumulated deficit of $90.6 million through December 31, 2010. To date, we have financed our operations primarily through sales of our equity securities and have devoted substantially all of our resources to research and development of our products, the commercial launch of our AxiaLIF products and the development of a sales team to market our products. We expect our expenses to increase significantly in connection with our clinical trials and research and development activities, as well as to support our sales and marketing efforts. As a result, we expect to continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity and we may never achieve or sustain profitability.

We are in a highly competitive market segment, which is subject to rapid technological change.

The market for treatment of spine disorders is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of spine disorders. We face competition from both established and development stage companies. Many of these companies have competitive advantages, including:

•	greater financial and human resources for product development, sales and marketing and patent litigation;

•	significantly greater name recognition;

•	established relationships with spine surgeons, customers and third-party payors;

•	additional lines of products, and the ability to offer rebates or bundle products to offer greater discounts or incentives to gain a competitive advantage;

•	established sales and marketing, and distribution networks; and

•	greater experience in developing new products, conducting clinical trials, preparing regulatory submissions and obtaining regulatory clearance or approval for products and marketing approved products.

Our failure to continue building effective sales and marketing capabilities for our products could significantly impair our ability to increase sales of our products.

We utilize a hybrid model of independent sales agents and direct sales representatives for product sales in the United States and rely on third-party distributors, direct sales representatives and independent sales agents for international sales. As of December 31, 2010, we employed 46 direct sales representatives in the United States and 3 direct sales representatives in Europe. If we are unable to efficiently manage those individuals, our sales will suffer. We also rely on marketing arrangements with independent sales agents in the United States and independent distributors in Europe. We do not control, nor monitor the marketing practices of our independent sales agents or distributors and they may not be successful in implementing our marketing plans or complying with applicable laws regarding marketing practices. Independent distributors and sales agents may terminate their relationship with us, or devote insufficient sales efforts to our products, which could have an adverse effect on our operations.

Our future success depends on our ability to develop, receive regulatory clearance or approval, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

It is important to our business that we continue to build a more complete product offering for treatment of spine disorders. As such, our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products to keep pace with the rapidly changing spine market. However, we may not be able to successfully develop and obtain regulatory clearance or approval for product enhancements, or new products, or these products may not be accepted by spine surgeons or payors who financially support many of the procedures performed with our products.

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

Sales of our products outside the United States represented 9.0% of our revenue in 2010. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and custom regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, civil and administrative penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities.

Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	the imposition of U.S. or international sanctions against a country, company, person or entity with whom we do business that would restrict or prohibit continued business with the sanctioned country, company, person or entity;

•	economic or political instability;

•	changes in third-party reimbursement policies that may require some of the patients who receive our products to directly absorb medical costs or that may necessitate the reduction of the selling prices of our products;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	difficulties in maintaining consistency with our internal guidelines;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in such promotion.

Our currently marketed products have been cleared by the FDA’s 510(k) clearance process for use under specific circumstances for the treatment of certain lower lumbar spine conditions. We cannot, however, prevent a physician from using our products or procedure outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by the FDA to have engaged in the promotion of any our products for off-label use, we could be subject to FDA prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock price to decline.

We purchase some of the key components of our products from single suppliers. The loss of these suppliers could prevent or delay shipments of our products or delay our clinical trials or otherwise adversely affect our business.

Some of the key components of our products and related services are currently purchased from only single suppliers with which we do not have long-term contracts. Some of these suppliers may be located outside of the United States, which could make us subject to foreign export laws and U.S. import and customs statutes and regulations, thus complicating and delaying shipments of components. If necessary or desirable, we could source our product components and related services from other suppliers. However, establishing additional or replacement suppliers for these components, and obtaining any necessary regulatory clearances or approvals, could take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects.

If our independent contract manufacturers fail to timely deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.

Our reliance on independent contract manufacturers to manufacture most of our products and components involves several risks, including:

•	inadequate capacity of the manufacturer’s facilities;

•	financial difficulties experienced by manufacturers due to the recent economic recession and continuing economic uncertainty;

•	interruptions in access to certain process technologies; and

•	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.

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

We depend on the specialized knowledge and skills of our officers and other key employees, and if we are unable to retain and motivate them or recruit additional qualified personnel, our business will suffer.

We are highly dependent on our officers and other key employees. Due to the specialized knowledge and skills each of our officers and other key employees possesses with respect to the treatment of spine disorders and our operations, the loss of service of any of our officers and other key employees could delay or prevent the successful completion of our clinical trials, the growth of revenue from existing products and the commercialization of our new products. This risk may be exacerbated by the fact that our principal offices are not located in a large, metropolitan area, which could make it more difficult for us to retain employees or attract new employees with the required set of skills. Each of our officers and key employees may terminate his or her employment without notice and without cause or good reason.

If we are unable to raise capital, it could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

We believe that our existing cash and cash equivalent balances and cash receipts generated from sales of our products will be sufficient to meet our anticipated cash requirements for at least the next two years. However, our future funding requirements will depend on many factors, including:

•	market acceptance of our products and the revenues we are able to generate as a result;

•	the availability of adequate coverage and reimbursement for hospitals and surgeons;

•	the scope, rate of progress and cost of our clinical trials;

•	the cost of our research and development activities;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patent or other intellectual property rights;

•	the cost and timing of additional regulatory clearances or approvals;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for companies, particularly small, medical device companies, to obtain equity or debt financing. If we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience dilution and the securities may contain terms that are preferential to the new investors as compared to the holders of our common stock. If we raise additional funds by issuing debt securities, the securities may have rights senior to those associated with our common stock and contain covenants restricting our operations, our ability to pay dividends, the amount of capital expenditures we can make, or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our planned product development and marketing efforts. Additionally, if we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Pricing pressures in the healthcare industry could lead to further demands for price concessions and restricted access to spinal fusions, which could have an adverse effect on our business, financial condition or results of operations.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in difficulty in raising or maintaining prices and procedure volumes. The increase in pricing pressure is driven by the competitive environment in the spine market as many larger companies cut prices as they struggle to retain market share as total spine volume growth began to subside. Decreasing healthcare utilization as a result of the economic downturn, high unemployment rates, a reduction in the ranks of the full-time employed and the expiration of COBRA benefits has limited the number of patients that are covered for procedures and patients with coverage are faced with increasing deductibles. Additionally, potential patients are increasingly concerned about an extended absence from work, which would be typical of major surgery like lumbar fusion. The spine market generally, and lumbar fusion market in particular, has seen increasing push back from payors with regard to coverage. Spine surgery is a major cost area for payors, and from 2001 to 2008, lumbar fusions for lower back pain grew more than twice as fast as other lumbar fusions. As a result, private payors have increased the criteria that a patient must meet in order to be pre-authorized for lumbar fusion procedures and have put more effort into the preauthorization process. Payors have specifically stopped covering lumbar spine procedures involving degenerative disc disease patients that have no other symptoms such as leg pain or general spinal instability. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to exert downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

We face the risk of product liability or other claims and may not be able to obtain sufficient insurance coverage, if at all.

Our business exposes us to the risk of product liability claims that is inherent in the testing, manufacturing and marketing of implantable medical devices. We may be subject to product liability claims if our products cause, or merely appear to have caused, an injury or death. Claims may be made by patients, consumers or healthcare providers. Although we have product liability and clinical trial liability insurance that we believe is appropriate for our current level of operations, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, these coverages may not be adequate to protect us against any future product liability claims.

Further, we may be subject to claims against us even if the apparent injury is due to the actions of others. For example, we rely on the expertise of spine surgeons, nurses and other associated medical personnel to perform the medical procedure and related processes for our products. If these medical personnel are not properly trained or are negligent in their provision of care, the therapeutic effect of our products may be diminished or the patient may suffer critical injury, which may subject us to liability. In addition, an injury that is caused by the activities of our suppliers may be the basis for a claim against us.

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

We operate at a single location in Wilmington, North Carolina. Our facility may be affected by man-made or natural disasters, such as a hurricane. Our facility, if damaged or destroyed, could require substantial lead-time to repair or replace. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks Related to the Regulatory Environment

If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product modifications, our ability to commercially distribute and market our products could suffer.

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

Any modification to our currently marketed 510(k)-cleared devices that could significantly affect their safety or efficacy, or that would constitute a change in their intended use, requires a new 510(k) clearance or, possibly, a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review the manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or a PMA for any modification to a previously cleared product, we may be required to cease marketing and distributing, or to recall the modified product until we obtain such clearance or approval, and we may be subject to significant regulatory fines or penalties.

Our failure to comply with U.S. federal, state and foreign governmental regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties, among other things. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible.

Further, foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

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

Any product for which we obtain clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and labeling and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory bodies. In particular, we and our suppliers are required to comply with the Quality System Regulations, or QSR, and Medical Device Directive regulations, which may include the International Organization for Standardization, or ISO, standards, for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Regulatory bodies enforce the QSR and ISO regulations through inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, warning letters, fines and civil penalties, delays in approving products, withdrawal or suspension of the approval of products, product recalls, operating restrictions, or unanticipated expenditures to address or defend regulatory actions.

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

We have adopted comprehensive compliance programs to attempt to comply with these regulations. However, because of the breadth of these laws and regulations and the sometimes subjective nature of their application, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our past or present operations, or those of our independent sales agents and distributors, are found to be in violation of any of such laws or any other applicable governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. Similarly, if the healthcare providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. The risk of being found to have violated such laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against them, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.

Our success depends significantly on our ability to protect our proprietary rights to the procedures created with, and the technologies used in, our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not be approved, may not issue as patents in a form that will be advantageous to us, or may issue patents which may be subsequently successfully challenged by others and invalidated. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. The patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products which provide outcomes which are comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of such agreements. Furthermore, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

In the event a competitor infringes upon our intellectual property rights, enforcing our rights may be costly, difficult and time consuming and we may not have sufficient resources to enforce such rights.

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

A patent infringement suit or other infringement or misappropriation claim brought against us or any of our strategic partners or licensees may force us or any of our strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us or any strategic partners or licensees rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, even if we, our strategic partners or our licensees are able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Also, there is the possibility that we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Risks Related to our Common Stock

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

At December 31, 2010 our officers, directors and principal stockholders, each holding more than 5% of our common stock, collectively controlled approximately 59% of our outstanding common stock. As a result, these stockholders, if they act together, could potentially control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may not be in the best interests of our other stockholders.

The price of our common stock has been, and may continue to be, volatile and our stockholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock on the Nasdaq Global Market has exhibited high levels of volatility with significant price fluctuations, which makes our common stock unsuitable for many investors. For example, for the three years ended December 31, 2010, the closing price of our common stock ranged from a high of $17.24 per share to a low of $1.76 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock.

Trading in our stock has historically been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2010 was approximately 45,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

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

In February 2010, we moved into a new facility of approximately 31,000 square feet, located in Wilmington, North Carolina. Of that amount, approximately 5,000 square feet is used for manufacturing and warehousing, 19,000 square feet for office space and 7,000 square feet for research and development activities. This lease expires in December 2014, with an option to extend the lease through December 2019. We believe that our current facility will be sufficient to meet our needs through that time.

Item 3.	Legal Proceedings.

We are not currently party to any material legal proceedings. We may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “TSON.” The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low

Fiscal 2010:
Fourth quarter	$2.63	$1.76
Third quarter	2.98	2.21
Second quarter	3.93	2.55
First quarter	4.11	3.01
Fiscal 2009:
Fourth quarter	$5.00	$3.26
Third quarter	6.83	4.08
Second quarter	8.74	5.65
First quarter	7.66	4.55

The closing price for our common stock as reported by the NASDAQ Global Market on March 9, 2011 was $3.69 per share.

As of March 9, 2011, we had approximately 34 stockholders of record based upon the records of our transfer agent, which does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Uses of Proceeds from Sale of Registered Securities

On October 22, 2007, we completed our initial public offering of 6,325,000 shares of common stock at the initial public offering price of $15.00 per share. We effected the offering through a Registration Statement on Form S-1 (Registration No. 333-144802), which was declared effective by the SEC on October 16, 2007, and through a Registration Statement on Form S-1 filed pursuant to Rule 462(b) under the Securities Act (Registration No. 333-146753), which became effective upon filing on October 17, 2007 pursuant to Rule 462(b) (collectively, the “Registration Statement”).

As of December 31, 2010, we had used all of the net proceeds for sales, marketing, general administrative and research and development activities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report on 10-K and is incorporated herein by reference.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 17, 2007 (the date our common stock began trading on the NASDAQ Global Market) through December 31, 2010 to that of the cumulative return over such period for (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in our common stock at the closing market price on the first day of trading, and that any dividends have been reinvested. We have not paid any dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

The following selected financial data has been derived from our audited consolidated financial statements. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes included elsewhere in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share data)

Consolidated Statements of Operations Data:
Revenue	$26,154	$29,807	$25,304	$16,473	$5,812
Cost of revenue	7,104	5,687	4,315	3,042	1,580

Gross profit	19,050	24,120	20,989	13,431	4,232

Operating expenses
Research and development	4,223	6,439	4,081	3,885	3,816
Sales and marketing	26,275	34,098	29,375	15,706	9,288
General and administrative	8,565	7,184	7,116	3,801	1,596

Total operating expenses	39,063	47,721	40,572	23,392	14,700

Operating loss	(20,013)	(23,601)	(19,583)	(9,961)	(10,468)
Other income, net	486	405	2,548	1,384	989

Net loss	$(19,527)	$(23,196)	$(17,035)	$(8,577)	$(9,479)

Net loss per common share - basic and diluted	$(0.94)	$(1.13)	$(0.84)	$(1.46)	$(3.91)
Weighted average common shares outstanding — basic and diluted	20,738,433	20,603,600	20,288,711	5,872,008	2,423,223

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$42,536	$55,251	$77,266	$93,921	$14,962
Working capital	46,166	63,467	84,174	98,351	17,448
Total assets	52,019	68,991	90,491	102,856	20,004
Preferred stock	—	—	—	—	40,089
Common stock	2	2	2	2	—
Additional paid in capital	138,401	136,402	133,507	130,325	820
Total stockholders’ equity/(deficit)	47,728	65,280	85,586	99,439	(21,529)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our “Risk Factors” and our consolidated financial statements and the related notes to our consolidated financial statements included in this annual report. The following discussion contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a small incision adjacent to the tailbone and can perform an entire fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We currently market our AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectretm and Avatartm lumbar posterior fixation systems and Bi-Ostetictm bone void filler, a biologics product.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+tm product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In January 2010, we entered into an agreement to distribute Avatar, a pedicle screw system, and in February 2010, we entered into an agreement to distribute and Bi-Ostetic bone void filler, a biologics product. We currently sell our products through a direct sales force, independent sales agents and international distributors.

We rely on third parties to manufacture most of our products and their components. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which allow us to compete with larger volume manufacturers of spine surgery products.

Since inception, we have been unprofitable. As of December 31, 2010, we had an accumulated deficit of $90.6 million.

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

Results of Operations

	Years Ended December 31,
	2010	2009	% change	2008	% change
	(In thousands, except gross margin percentage)

Revenue	$26,154	$29,807	(12.3)%	$25,304	17.8%
Cost of revenue	7,104	5,687	24.9%	4,315	31.8%
Gross margin %	72.8%	80.9%	(10.0)%	82.9%	(2.4)%
Total operating expenses	39,063	47,721	(18.1)%	40,572	17.6%
Net loss	(19,527)	(23,196)	15.8%	(17,035)	(36.2)%

Revenue

We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to hospitals for consumption during future surgeries or to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment will be made to the customer. Under the distributor agreements currently in place, a distributor only has the right of return for defective products. We expect that a substantial amount of our revenues will continue to be generated in the United States in future periods.

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

Other Income, Net

Other income, net, is primarily composed of government grants, interest earned on our cash, cash equivalents and available-for-sale securities and the gain or loss on disposal of fixed assets. In 2010, we received a grant from the U.S. Treasury under the Qualifying Therapeutic Discovery Program of $0.5 million.

Comparison of the Years Ended December 31, 2010, 2009 and 2008

Revenue.  Revenue was $26.2 million in 2010, $29.8 million in 2009 and $25.3 million in 2008. The $3.6 million decrease in revenue from 2009 to 2010 was primarily a result of a lower number of AxiaLIF cases performed due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity, partially offset by a price increase in April 2010 and revenues from new products. The $4.5 million increase in revenue from 2008 to 2009 was primarily attributable to an increase in the number of products sold, which we believe resulted from the continued market acceptance of our AxiaLIF products. None of the revenue increase in 2009 was attributable to price increases. Domestically, sales of our AxiaLIF 1L products decreased to $12.9 million in 2010 from $17.1 million in 2009 and $17.2 million in 2008. Sales of our AxiaLIF 2L products were $7.8 million in 2010, $7.8 million in 2009 and $3.0 million in 2008. New products accounted for revenue of $1.2 million in 2010. In 2010, average revenue per AxiaLIF case continued to increase from 2009 and 2008, due to a price increase effective April 1, 2010, the full market release of our AxiaLIF 2L+ product, and penetration into existing cases by our new products. In 2010, 2009 and 2008, we recorded 1,985, 2,578 and 2,280 domestic AxiaLIF cases, respectively, including 555 AxiaLIF 2L and 2L+ cases in 2010, 596 AxiaLIF 2L cases in 2009 and 229 AxiaLIF 2L cases in 2008. Additionally, during 2010, 2009 and 2008, we generated $1.9 million, $3.1 million and $3.1 million, respectively, in revenues from sales of our facet screw systems. Revenue generated outside the United States increased to $2.4 million in 2010 from $1.8 million in 2009, which was a decrease from $2.0 million in 2008. In 2010, 2009 and 2008, initial stocking shipments to new distributors were $110,000, $122,000 and $382,000, respectively. In 2009, we began direct sales through our own sales representatives and independent sales agents in Europe and generated revenue of $1.3 million in 2010 and $543,000 in 2009. In 2010, 2009 and 2008, 91%, 94% and 92%, respectively, of our revenues were generated in the United States.

Cost of Revenue.  Cost of revenue increased to $7.1 million in 2010 from $5.7 million in 2009 and $4.3 million in 2008. The $1.4 million increase from 2009 to 2010 was primarily related to inventory obsolescence reserves of $2.0 million taken in 2010 for existing products that were being replaced, or were obsolete and excess, partially offset by lower material and overhead costs associated with decreased sales volume for our products. This included reserves for the AxiaLIF 1L, AxiaLIF 2L and facet products. The $1.4 million increase from 2008 to 2009 was primarily the result of higher material and overhead costs associated with increased sales volumes. Gross margin decreased to 72.8% in 2010, from 80.9% in 2009 and 82.9% in 2008. The decrease in gross margin from 2009 to 2010 was primarily related to the inventory reserves of $2.0 million taken in 2010, as discussed above. The decrease in gross margin from 2008 to 2009 was primarily related to specific inventory reserves of $0.4 million taken in 2009 for excess inventory and the under-absorption of manufacturing overhead of $0.2 million as we reduced inventory purchases in response to lower than anticipated business volume.

Research and Development.  Research and development expenses decreased to $4.2 million in 2010 from $6.4 million in 2009, which was an increase from $4.1 million in 2008. The $2.2 million decrease in expense from 2009 to 2010 was primarily the result of a $1.0 million expense in 2009 to acquire the rights to develop a technology for future use and a decrease in project spending in 2010. The $2.3 million increase in expense from 2008 to 2009 was primarily the result of the $1.0 million technology acquisition previously discussed and increased research and development and clinical project-related spending.

Sales and Marketing.  Sales and marketing expenses decreased to $26.3 million in 2010 from $34.1 million in 2009, which was an increase from $29.4 million in 2008. The decrease in expense from 2009 to 2010 of $7.8 million was primarily due to decreased personnel related costs of $2.6 million as we reduced our U.S. sales force, decreased travel and entertainment expenses of $2.2 million, lower commissions of $1.7 million related to the lower revenue, decreased surgeon training costs of $1.6 million and a decrease in promotional costs of

$0.4 million. These lower expenses were partially offset by severance costs of $0.5 million for employees affected by the sales force reduction. The increase in expense from 2008 to 2009 of $4.7 million was primarily attributable to increased personnel related costs, including commission expense, of $3.6 million, as we built out our sales and marketing organization, increased training costs of $0.6 million and increased promotional activities of $0.5 million.

General and Administrative.  General and administrative expenses increased to $8.6 million in 2010 from $7.2 million in 2009 and $7.1 million in 2008. The increase in expenses from 2009 to 2010 of $1.4 million was primarily attributable to an increase in personnel-related costs related to the management transition that incurred in 2010, including severance, recruiting and other personnel-related expenses of $1.1 million. The increase in expenses from 2008 to 2009 of $0.1 million was primarily attributable to increased personnel related costs of $0.5 million, partially offset by a decrease in consulting expenses, of $0.4 million.

Other Income, Net.  Other income, net, increased to $0.5 million in 2010 from $0.4 million in 2009, which was a decrease from $2.5 million in 2008. The increase of $0.1 million in other income, net from 2009 to 2010 was primarily the result of a grant we received from the U.S. Treasury under the Qualifying Therapeutic Discovery Program in 2010 for $0.5 million, partially offset by a decrease of $0.3 million in interest income and a loss on disposal of fixed assets of $0.1 million. The decrease of $2.1 million in other income from 2008 to 2009 was primarily the result of historically low interest rates, the conservative and liquid nature of the investment portfolio and lower investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of December 31, 2010, we had an accumulated deficit of $90.6 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect that research and development, sales and marketing and general and administrative expenses will continue to grow and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million have funded our operations since then.

As of December 31, 2010, we did not have any significant outstanding debt financing arrangements, we had working capital of $46.2 million and our primary source of liquidity was $42.5 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.

Cash, cash equivalents and short-term investments decreased from $55.3 million at December 31, 2009 to $42.5 million at December 31, 2010. The decrease of $12.8 million was primarily the result of net cash used in operating activities of $12.3 million and purchases of property and equipment of $0.6 million offset by net cash provided from issuance of our common stock upon the exercise of stock options of $0.1 million.

Cash, cash equivalents and short-term investments decreased from $77.3 million at December 31, 2008 to $55.3 million at December 31, 2009. The decrease of $22.0 million was primarily the result of net cash used in operating activities of $20.8 million and purchases of property and equipment of $1.3 million.

Cash Flows

Net Cash Used in Operating Activities.  Net cash used in operating activities was $12.3 million in 2010, $20.8 million in 2009 and $15.7 million in 2008. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory reserves, bad debt reserves and changes in working capital requirements to support the market acceptance of our AxiaLIF products. The decrease in working capital requirements for 2010 was primarily related to the decrease in inventories associated with decreased sales volume for our product. The increase in working capital requirements for 2009 and 2008 was driven by the growth in inventories, which in 2008 was partially offset by the increase to payables. Working capital requirements in all years were also affected by smaller changes in prepaid assets and accrued liabilities due to the timing of activities in those accounts.

Net Cash Provided by (Used In) Investing Activities.  Net cash provided by investing activities was $7.3 million in 2010 and $8.0 million in 2009. Net cash used in investing activities was $7.1 million in 2008. For each of these periods, this amount reflected purchases or sales and maturities of investments and purchases of property and equipment.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $0.1 million in 2010 and 2009, and $0.2 million in 2008. Net cash provided by financing activities represents proceeds from the issuance of shares of our common stock upon the exercise of stock options.

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

Contractual Obligations

The following table discloses information about our contractual obligations by the year in which payments are due as of December 31, 2010:

	Payments Due by Year
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating leases(1)	$1,413	$354	$726	$333	$—

(1)	We rent office space under an operating lease which expires in 2014, with an option to extend the lease through 2019.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any outstanding debt or available debt financing arrangements or off-balance sheet liabilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory reserves, accrued expenses income tax valuations and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenue based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. Revenue is generated from the sale of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the procedure kit to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the surgery to our corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to hospitals for consumption during future surgeries or to distributors outside the United States. These distributors order multiple procedure kits at one time to have on hand. These transactions require the customer to send in a purchase order before shipment will be made to the customer. Under the distributor agreements currently in place, a distributor only has the right of return for defective products.

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

Inventory.  We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Costs are monitored on an annual basis and updated as necessary to reflect changes in supplier costs and the rate of our overhead absorption is adjusted based on projections of our manufacturing costs and production plan. The components of inventory are reviewed on a periodic basis for excess, obsolete and impaired inventory, and a reserve is recorded for the identified items. An inventory reserve is calculated for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for the products and market conditions.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We account for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2010 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Stock-Based Compensation.  The fair value of stock options is estimated using a Black-Scholes option pricing model. This model requires the input of subjective assumptions, including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-

price volatility, employee exercise patterns and forfeitures, actual results could differ materially from our expectations.

Recent Accounting Pronouncements

There have been no recently issued accounting standards that have an impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are set forth under Item 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting.  Management’s report on our internal control over financial reporting is included on page 43 hereof.

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

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2010, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2010, and delivered to stockholders in connection with our annual meeting of stockholders.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(c)
Number of Securities
	(a)		Remaining Available
	Number of	(b)	for Future Issuance
	Securities to be	Weighted-Average	Under Equity
	Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	2,491,799	$5.43	610,051
Equity compensation plans not approved by security holders	—		—

Total	2,491,799	$5.43	610,051

The number of securities remaining available for future issuance includes 250,000 shares available for purchase under the Company’s 2007 Employee Stock Purchase Plan. The number of shares subject to purchase under this plan during the current six-month purchase period is approximately 30,000.

With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2010, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2010, and delivered to stockholders in connection with our annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of December 31, 2010, and delivered to stockholders in connection with our annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements

(1) Index to Financial Statements

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits	63

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

TranS1 Inc.

By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: March 14, 2011

POWER OF ATTORNEY

We, the undersigned directors and officers of TranS1 Inc., do hereby constitute and appoint Ken Reali and Joseph Slattery, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Reali Ken Reali	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2011

/s/ Joseph Slattery Joseph Slattery	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011

/s/ Michael Carusi Michael Carusi	Director	March 14, 2011

/s/ Mitchell Dann Mitchell Dann	Director	March 14, 2011

/s/ Paul LaViolette Paul LaViolette	Director	March 14, 2011

/s/ Jonathan Osgood Jonathan Osgood	Director	March 14, 2011

/s/ Richard Randall Richard Randall	Executive Chairman and Director	March 14, 2011

/s/ James Shapiro James Shapiro	Director	March 14, 2011

/s/ David Simpson David Simpson	Director	March 14, 2011

TranS1 Inc.

Management Report on Internal Control Over Financial Reporting

The management of TranS1 is responsible for establishing and maintaining adequate internal control over financial reporting. TranS1’s internal control system was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

TranS1’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TranS1 Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TranS1, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Raleigh, NC
March 14, 2011

TranS1 Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$24,461	$29,298
Short-term investments	18,075	25,953
Accounts receivable, net	3,654	3,926
Inventory	3,878	7,325
Prepaid expenses and other assets	389	676

Total current assets	50,457	67,178
Property and equipment, net	1,562	1,813

Total assets	$52,019	$68,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,214	$2,442
Accrued expenses	2,077	1,269

Total current liabilities	4,291	3,711

Commitments (Note 5)
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 20,877,171 and 20,648,447 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	138,401	136,402
Accumulated other comprehensive loss	(29)	(5)
Accumulated deficit	(90,646)	(71,119)

Total stockholders’ equity	47,728	65,280

Total liabilities and stockholders’ equity	$52,019	$68,991

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$26,154	$29,807	$25,304
Cost of revenue	7,104	5,687	4,315

Gross profit	19,050	24,120	20,989

Operating expenses:
Research and development	4,223	6,439	4,081
Sales and marketing	26,275	34,098	29,375
General and administrative	8,565	7,184	7,116

Total operating expenses	39,063	47,721	40,572

Operating loss	(20,013)	(23,601)	(19,583)
Other income, net	486	405	2,548

Net loss	$(19,527)	$(23,196)	$(17,035)

Net loss per common share — basic and diluted	$(0.94)	$(1.13)	$(0.84)

Weighted average common shares outstanding — basic and diluted	20,738	20,604	20,289

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid - In	Comprehensive	Accumulated	Stockholders’
	Number	Amount	Capital	Loss	Deficit	Equity
	(In thousands, except share data)

Balance at December 31, 2007	19,843,941	2	130,325	—	(30,888)	99,439
Issuance of common stock from exercised options	694,392		203			203
Stock based compensation			2,979			2,979
Net loss					(17,035)	(17,035)

Balance at December 31, 2008	20,538,333	2	133,507	—	(47,923)	85,586
Issuance of common stock from exercised options	110,114		96			96
Stock based compensation			2,799			2,799
Other comprehensive loss				(5)		(5)
Net loss					(23,196)	(23,196)

Balance at December 31, 2009	20,648,447	2	136,402	(5)	(71,119)	65,280
Issuance of common stock from exercised options	228,724		148			148
Stock based compensation			1,851			1,851
Other comprehensive loss				(24)		(24)
Net loss					(19,527)	(19,527)

Balance at December 31, 2010	20,877,171	$2	$138,401	$(29)	$(90,646)	$47,728

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(19,527)	$(23,196)	$(17,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	746	909	804
Stock-based compensation	1,851	2,799	2,979
Allowance for excess and obsolete inventory	2,004	505	400
Provision for bad debts	226	80	101
Loss on sale of fixed assets	70	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	46	806	(1,688)
(Increase) decrease in inventory	1,443	(1,461)	(2,744)
(Increase) decrease in prepaid expenses	287	(44)	(35)
Increase (decrease) in accounts payable	(228)	(454)	1,265
Increase (decrease) in accrued liabilities	808	(745)	223

Net cash used in operating activities	(12,274)	(20,801)	(15,730)

Cash flows from investing activities:
Purchase of property and equipment	(565)	(1,310)	(1,128)
Purchases of investments	(18,050)	(50,872)	(55,761)
Sales and maturities of investments	25,928	60,134	49,791

Net cash provided by (used in) investing activities	7,313	7,952	(7,098)

Cash flows from financing activities:
Proceeds from issuance of common stock	148	96	203

Net cash provided by financing activities	148	96	203

Effect of exchange rate change on cash and cash equivalents	(24)	—	—

Net decrease in cash and cash equivalents	(4,837)	(12,753)	(22,625)
Cash and cash equivalents, beginning of period	29,298	42,051	64,676

Cash and cash equivalents, end of period	$24,461	$29,298	$42,051

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

1.	Organization

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectretm and Avatartm lumbar posterior fixation systems and Bi-Ostetictm bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2Ltm product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+tm product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In January 2010, the Company entered into an agreement to distribute Avatar, a pedicle screw system, and in February 2010, the Company entered into an agreement to distribute Bi-Ostetic bone void filler, a biologics product. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, acceptance and continued use of our products by surgeons, the lack of clinical data about the efficacy of our products, uncertainty of reimbursement from third-party payors, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, our historical lack of profitability, our dependence on key employees, regulatory approval and market acceptance for new products, our reliance on a limited number of suppliers to provide our products, changes in economic conditions, our ability to effectively manage a sales force to meet our objectives and our ability to conduct successful clinical studies.

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

For the Company’s international operations, local currencies have been determined to be the functional currencies. We translate the financial statements of international subsidiaries to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average exchange rates for revenues and expenses. We record these translation adjustments as a component of other comprehensive loss within stockholders’ equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in the consolidated income statements. The Company incurred foreign currency exchange losses of $24,000, $5,000 and zero in the years ended December 31, 2010, 2009 and 2008, respectively.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The principal estimates relate to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Cash equivalents are carried at fair market value. Related unrealized gains and losses were not material as of December 31, 2010 and 2009.

Investments

All marketable investments are classified as available-for-sale and therefore are carried at fair market value. Related unrealized gains and losses were not material as of December 31, 2010 and 2009. Realized gains and losses on the sale of all such investments are reported in earnings and computed using the specific identification cost method and were not material for the years ended December 31, 2010 and 2009. All of the Company’s investments as of December 31, 2010 have maturities of one year or less. Short-term investments at December 31, 2010 and 2009 consisted of U.S. agency backed debt instruments.

Fair Value of Financial Instruments

The carrying values of cash equivalents, short-term investments, accounts receivable, and accounts payable at December 31, 2010 and 2009 approximated their fair values due to the short-term nature of these items.

At December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included available for sale securities classified as cash equivalents and short-term investments. Accounting Standards Codification (“ASC”) 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

At December 31, 2010, all available for sale securities are classified as Level 1 assets with a fair value of $42.1 million, which included money market funds of $24.0 million and short-term investments of $18.1 million. At December 31, 2009, all available for sale securities are classified as Level 1 assets with a fair value of $54.9 million, which included money market funds of $28.9 million and short-term investments of $26.0 million. The Company had no Level 2 or Level 3 assets or liabilities at December 31, 2010 or 2009.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

Accounts receivable are presented net of an allowance for uncollectible accounts. Estimates on the collectability of customer accounts are based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The following table presents the components of accounts receivable:

	December 31,
	2010	2009
	(In thousands)

Gross accounts receivable	$4,001	$4,119
Allowance for uncollectible accounts	(347)	(193)

Total accounts receivable, net	$3,654	$3,926

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company places cash deposits with a federally insured financial institution, in amounts that at times exceed the federally insured limit, which was $250,000 at December 31, 2010 and 2009. The total amount of deposits in excess of federally insured limits was $179,335 and $150,580 at December 31, 2010 and 2009, respectively.

In 2010, 2009 and 2008 no customer accounted for 10% or more of revenues. As of December 31, 2010 and 2009, no single customer accounted for 10% or more of the accounts receivable balance.

Inventories

Inventories consist of the following:

	December 31,
	2010	2009
	(In thousands)

Raw materials	$146	$220
Work-in-process	2,005	3,993
Finished goods	1,727	3,112

Total inventories, net	$3,878	$7,325

Inventories are stated at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Costs are monitored on an annual basis and updated as necessary to reflect changes in supplier costs and the rate of our overhead absorption is adjusted based on projections of our manufacturing costs and production plan. The components of inventory are reviewed on a periodic basis for excess, obsolete and impaired inventory, and a reserve is recorded for the identified items. An inventory reserve is calculated for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for the products and market conditions. At December 31, 2010 and 2009, the allowance for excess and obsolete inventory was $2.2 million and $0.7 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives primarily using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

estimated useful life of the related asset. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to income.

The estimated useful lives are:

Furniture and fixtures	5-10 years
Equipment	3-10 years
Other depreciable assets	2-10 years
Leasehold improvements	Lesser of estimated useful life or lease term

Revenue Recognition

Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. Revenue is generated from the sale of implants and disposable surgical instruments. The Company has two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. The Company’s sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the surgery to the corporate office for proper revenue recognition. The Company recognizes revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to hospitals for consumption during future surgeries or to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment will be made to the customer. Under the distributor agreements currently in place, a distributor only has the right of return for defective products.

Shipping and Handling Costs

Shipping and handling costs in the United States are expensed as incurred and are included in the cost of revenue. These costs are generally not reimbursed by the Company’s customers. Shipping costs relating to sales to distributors outside the United States are either paid directly by the distributor to the freight carrier or charged to the distributor and reimbursed to the Company.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company’s direct sales representatives and independent sales agents, and costs associated with physician training programs, promotional activities, and participation in medical conferences. All costs of advertising and promotional activities are expensed as incurred. Advertising expenses were $0.7 million, $0.8 million and $0.7 million for the years ending December 31, 2010, 2009 and 2008, respectively.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs within the Company’s product development, regulatory and clinical functions, and the costs of clinical studies and product development projects. Research and development expenses are expensed as incurred.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

General and Administrative Expenses

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

Other Income, Net

Other income, net, is composed of government grants, interest earned on our cash, cash equivalents and available-for-sale securities and the gain or loss on disposal of fixed assets. In November 2010, the Company received grants of $0.5 million from the U.S. Treasury under the Qualifying Therapeutic Discovery Program. These grants have been included in other income, net, for the year ended December 31, 2010.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value provisions of ASC 718. ASC 718 requires the recognition of compensation expense, using a fair-value-based method, for costs related to all share-based payments including stock options. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. All options granted after January 1, 2006 are expensed on a straight-line basis over the vesting period.

The Company accounts for stock-based compensation arrangements with nonemployees in accordance with ASC 505-50. The Company records the expense of such services based on the estimated fair value of the equity instrument using the Black-Scholes pricing model. The value of the equity instruments is charged to earnings over the term of the service agreement.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Year Ended December 31,
	2010	2009	2008

Weighted average stock options outstanding	2,166,657	2,110,689	1,915,687

Segment and Geographic Reporting

The Company applies ASC 280 which establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable segments as of December 31, 2010, 2009 or 2008.

Revenue by geographic area was:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States	$23,798	$28,045	$23,322
Europe	2,138	1,602	1,854
Other	218	160	128

	$26,154	$29,807	$25,304

Long-lived assets are primarily located in the United States.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that have an impact on the Company’s financial statements.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
	(In thousands)

Furniture and fixtures	$241	$210
Equipment	2,955	2,620
Computer software	481	410
Leasehold improvements	682	380
Tools	—	73
Construction in process	—	588

	4,359	4,281
Less: accumulated depreciation and amortization	(2,797)	(2,468)

	$1,562	$1,813

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $746,000, $909,000, and $804,000, respectively.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
	(In thousands)

Bonus	$770	$10
Commissions	589	597
Legal and professional fees	300	90
Vacation	175	186
Franchise taxes	116	122
Travel and entertainment	53	50
Consulting	5	120
Other	69	94

Total accrued expenses	$2,077	$1,269

5.	Lease Obligations

The Company rents office space under the terms of an operating lease, which expires in 2014, with an option to extend the lease through 2019.

Future minimum lease payments under operating lease obligations at December 31, 2010 are as follows (in thousands):

Year ending December 31,
2011	$354
2012	363
2013	363
2014	333
2015 and after	—

$1,413

Rent expense related to operating leases for the years ended December 31, 2010, 2009 and 2008 was $401,000, $204,000 and $157,000, respectively.

6.	Stockholders’ Equity

At December 31, 2010 and 2009, the Company’s Amended and Restated Certificate of Incorporation, which was adopted in connection with the Company’s initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock with a par value of $0.0001 and up to 5,000,000 shares were designated as preferred stock with a par value of $0.0001. At December 31, 2010 and 2009, there were 20,877,171 and 20,648,447 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

In 2010, the Company issued 228,724 shares of the common stock to employees and consultants for $148,000 pursuant to the exercise of stock options. In 2009, the Company issued 110,114 shares of common stock to employees and consultants for $96,000 pursuant to the exercise of stock options. In 2008, the Company issued 694,392 shares of common stock to employees and consultants for $203,000 pursuant to the exercise of stock options.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	Stock Incentive Plans and Stock-Based Compensation

2007 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2007 Employee Stock Purchase Plan (as amended, the “ESPP”) in July 2007. The ESPP became effective upon the completion of the Company’s initial public offering. A total of 250,000 shares of common stock are available for sale. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in 2008, equal to the lesser of (i) 2.0% of the outstanding shares of common stock on the first day of such fiscal year or (ii) an amount determined by the administrator of the ESPP. The Company’s Compensation Committee administers the ESPP.

Shares shall be offered pursuant to the ESPP in six-month periods commencing on the first trading day on or after June 1 and December 1 of each year, or on such other date as the administrator may determine.

Our ESPP permits participants to purchase common stock through payroll deductions of up to 10% of their eligible compensation, which includes a participant’s base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase no more than 10,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the fair market value of Company common stock on the exercise date. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company. Pursuant to ASC 718, the Company is required to recognize compensation expense in connection with purchases under the ESPP.

During fiscal years ended December 31, 2010, 2009 and 2008, no shares were issued to participants under the ESPP.

2000 and 2007 Stock Incentive Plans

The Company established the TranS1 Inc. Stock Incentive Plan in 2000, (as amended, the “2000 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”) in October 2007 (collectively, the “Plans”) . Under the 2000 Plan, the Company could have granted options to employees, directors or service providers and contractors for a maximum of 3,159,108 shares of the Company’s common stock. The 2000 Plan remains active, but no new options may be granted. Under the 2007 Plan, the Company may grant options to employees, directors or service providers and contractors for a maximum of 2,000,000 shares of the Company’s common stock. Options granted under the Plans may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The exercise periods may not exceed ten years for options. However, in the case of an incentive stock option granted to an optionee who, at the time of the option grant owns stock representing more than 10% of the outstanding shares, the term of the option shall be five years from the date of the grant. The exercise price of incentive stock options cannot be less than 100% of the fair market value per share of the Company’s common stock on the grant date. The exercise price of a nonqualified option under the 2000 Plan and the 2007 Plan shall not be less than 85% and 100%, respectively, of the fair market value per share on the date the option is granted. If an optionee owns more than 10% of the outstanding shares, the exercise price cannot be less than 110% of the fair market value of the stock on the date of the grant. Options granted under the Plans generally vest over periods ranging from three to four years.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the activity of the Company’s 2000 Plan and 2007 Plan, including the number of shares under options (“Number”) and the weighted average exercise price (“Price”):

	Number	Price

Outstanding as of December 31, 2009	2,216,026	$6.96
Options granted	1,297,000	3.31
Options exercised	(228,724)	0.65
Options forfeited	(792,503)	7.63

Outstanding as of December 31, 2010	2,491,799	$5.43

The following table summarizes information about the Company’s stock options at December 31, 2010:

		Weighted	Weighted
		Average	Average	Number of
	Number	Contractual	Exercise	Options
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable

$ 0.11 - $2.00	353,080	5.4	$1.01	322,760
$ 2.01 - $3.50	614,000	9.2	3.12	59,000
$ 3.51 - $6.00	864,597	8.6	4.38	184,014
$ 6.01 - $10.00	327,249	7.5	8.65	239,077
$12.00 - $20.00	332,873	6.9	13.91	263,075

	2,491,799	7.9	5.43	1,067,926

The aggregate intrinsic value of outstanding stock options at December 31, 2010 was $0.4 million. At December 31, 2010, exercisable stock options had an aggregate intrinsic value of $0.4 million, a weighted average contractual life of 6.5 years and a weighted average exercise price of $6.78.

Stock-Based Compensation for Non-employees

During 2010, the Company did not issue any options to purchase common stock to consultants. During 2009, the Company issued options to purchase 2,500 shares of common stock with an exercise price of $6.00 per share to consultants. These options vest over 3 years and expire 10 years from the date of issuance. During 2008, the Company issued options to purchase 35,000 shares of common stock with an average exercise price of $12.43 per share to consultants. These options vest over a range of 1 to 3 years and expire 10 years from the date of issuance. The Company determined the estimated fair value of the options issued to the consultants using the Black-Scholes pricing model. The Company used the following assumptions in the Black-Scholes pricing model for 2009 grants: 60% volatility, 0% dividend yield, 2.65% risk-free rate and a 6 year expected legal life. The Company used the following assumptions in the Black-Scholes pricing model for 2008 grants: 54% volatility, 0% dividend yield, 1.54% risk-free rate and 6 year expected life.

There was no stock-based compensation expense charged to operations on options granted to non-employees for the year ended December 31, 2010. Stock-based compensation expense charged to operations on options granted to non-employees for years ended December 31, 2009 and 2008 was $8,000 and $118,000, respectively. As of December 31, 2010, there was less than $1,000 of total unrecognized compensation costs related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.4 years.

Employee Stock-Based Compensation

Under ASC 718, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. For the

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

period from January 1, 2006 to December 31, 2010, the Company issued employee stock-based awards in the form of stock options. The Company recorded stock-based compensation expense of $1.9 million, $2.8 million and $2.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average grant-date fair value of the employee stock options granted for the years ended December 31, 2010, 2009 and 2008 was $3.31, $6.53 and $11.77 per share, respectively. The aggregate intrinsic value of stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised for the years ended December 31, 2010, 2009 and 2008, was $0.5 million, $0.6 million, and $5.4 million, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Prior to the Company’s initial public offering, the Board of Directors, with the assistance of management, performed contemporaneous fair value analyses to determine the fair value of the common stock at the time of the stock option grants. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2010, 2009 and 2008:

Expected Life.  The expected life of six years is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 110, which provides guidance regarding the application of ASC 718.

Volatility.  Prior to 2008, the Company was a private entity with no historical data regarding the volatility of its common stock. Accordingly, the expected volatility was based on a weighted average of the actual volatility of the Company and the volatility of similar entities for prior periods. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company utilized an expected volatility range of 59.5% to 62.0% for 2010, 54% to 58% for 2009 and 45% to 54% for 2008.

Risk-Free Interest Rate.  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The risk-free rates were:

Option Grant Year	Risk-Free Rate Range

2010	1.26% to 2.61%
2009	1.79% to 2.52%
2008	2.68% to 3.21%

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

As of December 31, 2010, there was $2.9 million of total unrecognized compensation cost related to non-vested employee stock option awards granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 2.3 years.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	2010	2009
	(In thousands)

Deferred tax assets
Domestic net operating loss carryforwards	$25,417	$20,707
Inventory	839	272
Fixed assets	592	532
Other	1,437	638
Research and development credit	1,207	1,031

Total deferred tax assets	29,492	23,180
Valuation allowance for deferred assets	(29,492)	(23,180)

Deferred tax assets	—	—

Deferred tax liabilities
Fixed assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The Company provided a full valuation allowance against its net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated.

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $67.6 million and $62.0 million, respectively. These net operating loss carryforwards begin to expire in 2021 and 2016 for federal and state tax purposes, respectively. Additionally, as of December 31, 2010, the Company had research credit carryforwards of $1.2 million for federal tax purposes. These credit carryforwards begin to expire in 2021. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code.

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of differences between the U.S. federal income tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2010		2009		2008
		% of		% of		% of
	Amount	Net Loss	Amount	Net Loss	Amount	Net Loss
	(In thousands)

Tax at statutory rate	$(6,834)	35.0%	$(8,119)	35.0%	$(5,962)	35.0%
State taxes	(303)	1.5%	(59)	0.3%	(447)	2.6%
Non deductible items	746	(3.8)%	1,129	(4.9)%	1,168	(6.9)%
Other	258	(1.3)%	215	(0.9)%	(470)	2.8%
R&D credits	(251)	1.3%	(486)	2.1%	(148)	0.9%
Change in valuation allowance	6,384	(32.7)%	7,320	(31.6)%	5,859	(34.4)%

Total	$—	0.0%	$—	0.0%	$—	0.0%

As of January 1, 2007, the Company adopted the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had $1.1 million of unrecognized tax benefits related to the adoption of ASC 740. This would be recorded as a component of income tax expense once the valuation allowance is released. For the year ended December 31, 2010, the Company increased its unrecognized tax benefits by $75,000. The change was recorded as a reduction to the respective deferred tax asset which was reflected as an increase in the valuation allowance. As of December 31, 2010, the Company had $1.0 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2008, 2009 and 2010, the Company had no accrued interest or tax penalties recorded. A reconciliation of the beginning and ending uncertain tax positions is as follows (in thousands):

Balance at December 31, 2008	$887
Gross increases related to current period tax positions	13

Balance at December 31, 2009	900
Gross increases related to current period tax positions	75

Balance at December 31, 2010	$975

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Given the losses accumulated to date, periods open for examination are 2003 to 2010 for the primary taxing jurisdictions of the United States and North Carolina. The Company currently does not expect a significant change in the liability for uncertain tax provisions in the next 12 months.

9.	Comprehensive Loss

The following table presents the components of other comprehensive loss:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net loss	$(19,527)	$(23,196)	$(17,035)
Other comprehensive loss:
Translation adjustments	(24)	(5)	—

Total comprehensive loss	$(19,551)	$(23,201)	$(17,035)

TranS1 Inc.

Notes to Consolidated Financial Statements — (Continued)

10.	Quarterly Data (Unaudited)

The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the periods presented (in thousands, except per share data):

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$6,713	$7,244	$6,339	$5,858
Gross profit	5,284	5,880	5,134	2,752
Total operating expenses	11,591	9,541	8,945	8,986
Net loss	$(6,356)	$(3,646)	$(3,791)	$(5,734)
Basic and diluted net loss per common share	$(0.31)	$(0.18)	$(0.18)	$(0.27)

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$8,678	$7,938	$6,912	$6,279
Gross profit	7,136	6,423	5,546	5,015
Total operating expenses	12,517	13,293	11,171	10,740
Net loss	$(5,164)	$(6,759)	$(5,571)	$(5,702)
Basic and diluted net loss per common share	$(0.25)	$(0.33)	$(0.27)	$(0.28)

TRANS1 INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Balance at			Balance at
	Beginning of			End of
	Period	Additions(1)	Deductions(2)	Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2010	$193	$226	$72	$347
Year ended December 31, 2009	193	80	80	193
Year ended December 31, 2008	110	101	18	193

	Balance at			Balance at
	Beginning of			End of
	Period	Additions(3)	Deductions(4)	Period

Inventory Reserve:
Year ended December 31, 2010	$581	$2,004	$430	$2,155
Year ended December 31, 2009	397	505	321	581
Year ended December 31, 2008	295	400	298	397

	Balance at			Balance at
	Beginning of			End of
	Period	Additions	Deductions	Period

Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2010	$23,180	$6,354	$42	$29,492
Year ended December 31, 2009	15,993	7,559	372	23,180
Year ended December 31, 2008	9,524	6,469	—	15,993

(1)	Amount represents customer balances deemed uncollectible.

(2)	Uncollectible accounts written-off.

(3)	Amount represents excess and obsolete reserve recorded to cost of sales.

(4)	Excess and obsolete inventory written-off against reserve.

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
3.2		Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
4.1		Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10.1		Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.2		Form of Stock Option Agreement under Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.3		2007 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009.*
10.4		Form of Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*
10.5		2007 Employee Stock Purchase Plan, as amended on December 16, 2010 and as declared effective on October 16, 2007).**
10.6		Lease, dated July 30, 2009, between TranS1 Inc. and Market Place Group, LLC (incorporated by reference to Exhibit 99.1 of TranS1’s Current Report on Form 8-K filed with the Commission on March 11, 2010).
10.7		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).
10	.7.1	Schedule of Parties to Indemnification Agreement.**
10.8		Offer Letter, dated December 11, 2009, between TranS1 Inc. and Kenneth Reali (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on January 12, 2010).*
10.9		Separation Agreement, dated February 23, 2010, between TranS1 Inc. and Michael Luetkemeyer (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on February 25, 2010).*
10.10		Offer Letter, dated February 22, 2010, between TranS1 Inc. and Dwayne Montgomery (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on March 18, 2010).*
10.11		Offer Letter, dated April 13, 2010, between TranS1 Inc. and Joseph Slattery (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on April 21, 2010).*
10.12		Offer Letter, dated July 30, 2010, between TranS1 Inc. and Rick Feiler (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on August 4, 2010).*
10.13		Offer Letter, dated September 28, 2010, between TranS1 Inc. and Steve Ainsworth (incorporated by reference to Exhibit 10.1 of TranS1’s Current Report on Form 8-K filed with the Commission on October 4, 2010).*
23.1		Consent of Independent Registered Public Accounting Firm.**
24.1		Power of Attorney (included in the signature page).

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.**
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.

**	Filed herewith.