Form 10-Q
period 2011-03-31
TRANS1 INC
filed 2011-05-16
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 4, 2011 was 20,902,994 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
TranS1 Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$5,130	$6,713
Cost of revenue	1,296	1,429

Gross profit	3,834	5,284

Operating expenses:
Research and development	1,582	1,255
Sales and marketing	6,383	7,697
General and administrative	1,613	2,639

Total operating expenses	9,578	11,591

Operating loss	(5,744)	(6,307)
Other income (expense), net	18	(49)

Net loss	$(5,726)	$(6,356)

Net loss per common share — basic and diluted	$(0.27)	$(0.31)

Weighted average common shares outstanding — basic and diluted	20,886	20,655

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$6,341	$24,461
Short-term investments	30,168	18,075
Accounts receivable, net	3,573	3,654
Inventory	4,160	3,878
Prepaid expenses and other assets	478	389

Total current assets	44,720	50,457
Property and equipment, net	1,483	1,562

Total assets	$46,203	$52,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,204	$2,214
Accrued expenses	1,598	2,077

Total current liabilities	3,802	4,291

Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 20,887,594 and 20,877,171 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	138,792	138,401
Accumulated other comprehensive loss	(21)	(29)
Accumulated deficit	(96,372)	(90,646)

Total stockholders’ equity	42,401	47,728

Total liabilities and stockholders’ equity	$46,203	$52,019

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,726)	$(6,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148	231
Stock-based compensation	379	530
Allowance for excess and obsolete inventory	240	276
Provision for bad debts	25	18
Loss on sale of fixed assets	—	71
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	56	(669)
(Increase) decrease in inventory	(522)	193
(Increase) decrease in prepaid expenses	(89)	18
Decrease in accounts payable	(10)	(301)
Increase (decrease) in accrued expenses	(479)	711

Net cash used in operating activities	(5,978)	(5,278)

Cash flows from investing activities:
Purchases of property and equipment	(69)	(265)
Purchases of investments	(16,102)	(3,986)
Sales and maturities of investments	4,009	8,979

Net cash provided by (used in) investing activities	(12,162)	4,728

Cash flows from financing activities:
Proceeds from issuance of common stock	12	11

Net cash provided by financing activities	12	11

Effect of exchange rate changes on cash and cash equivalents	8	(8)

Net decrease in cash and cash equivalents	(18,120)	(547)
Cash and cash equivalents, beginning of period	24,461	29,298

Cash and cash equivalents, end of period	$6,341	$28,751

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectre™ and Avatar™ lumbar posterior fixation systems and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. In March 2011, the Company received 510(k) clearance for its next generation AxiaLIF 1L+ product and made it commercially available in a limited market release. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.
The Company owns seven trademark registrations in the United States and eight trademark registrations in the European Union. The Company also owns two pending trademark applications in the United States and two pending trademark applications in Canada.
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
2. Basis of presentation
The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on the Company’s consolidated financial statements.
3. Income Taxes
No provisions for federal or state income taxes have been recorded as the Company has incurred net operating losses since inception.
4. Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss available to common stockholders per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. The Company’s potential dilutive common shares, which consist of shares issuable upon the exercise of stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.
The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended
	March 31,
	2011	2010
Weighted average stock options outstanding	2,592,507	2,308,038

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.
At March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
At March 31, 2011, all available for sale securities were classified as Level 1 assets with a fair value of $36.5 million, which included money market funds of $6.3 million and short-term investments of $30.2 million. At December 31, 2010, all available for sale securities were classified as Level 1 assets with a fair value of $42.1 million, which included money market funds of $24.0 million and short-term investments of $18.1 million. The Company had no Level 2 or Level 3 assets or liabilities at March 31, 2011 or December 31, 2010.
6. Accounts Receivable, Net
The following table presents the components of accounts receivable:

	March 31,	December 31,
	2011	2010
	(In thousands)
Gross accounts receivable	$3,935	$4,001
Allowance for uncollectible accounts	(362)	(347)

Total accounts receivable, net	$3,573	$3,654

7. Inventories
The following table presents the components of inventories:

	March 31,	December 31,
	2011	2010
	(In thousands)
Work-in-process	$2,055	$2,005
Finished goods	1,854	1,727
Raw materials	251	146

Total inventories	$4,160	$3,878

8. Accrued Expenses
The following table presents the components of accrued expenses:

	March 31,	December 31,
	2011	2010
	(In thousands)
Commissions	$614	$589
Legal and professional fees	266	300
Vacation	262	175
Salaries and fringe	145	52
Travel and entertainment	125	53
Franchise Tax	80	116
Bonus	69	770
Other	37	22

Total accrued expenses	$1,598	$2,077

9. Comprehensive Loss
The following table presents the components of other comprehensive loss:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net loss	$(5,726)	$(6,356)
Other comprehensive income (loss):
Translation adjustments	8	(8)

Total comprehensive loss	$(5,718)	$(6,364)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others: acceptance and continued use of our products by surgeons, the lack of clinical data about the efficacy of our products, uncertainty of reimbursement from third-party payors, our historical lack of profitability, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, our dependence on key employees, regulatory approval and market acceptance for new products, our reliance on a limited number of suppliers to provide our products, our ability to effectively manage a sales force to meet our objectives and our ability to conduct successful clinical studies. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other filings we make with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a small incision adjacent to the tailbone and can perform an entire interbody fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We currently market our AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectre™ and Avatar™ lumbar posterior fixation systems and Bi-OsteticTM bone void filler, a biologics product.
From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+™ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. In March 2011, we received FDA 510(k) clearance for our next generation AxiaLIF 1L+ product and made it commercially available in a limited market release. We currently sell our products through a direct sales force, independent sales agents and international distributors.
We rely on third parties to manufacture all of our products and their components, except for our nitinol nucleus cutter blades, which we manufacture at our facility in Wilmington, North Carolina. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization, or ISO, or other internal quality standards, where applicable. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which we believe allows us to compete with larger-volume manufacturers of spine surgery products.
Since inception, we have been unprofitable. As of March 31, 2011, we had an accumulated deficit of $96.4 million.
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

Financial Operations

	Three Months Ended March 31,
	2011	2010	% change
	(in thousands except gross margin percentage)
Revenue	$5,130	$6,713	-23.6%
Cost of revenue	1,296	1,429	-9.3%
Gross margin %	74.7%	78.7%	-5.1%
Total operating expenses	9,578	11,591	-17.4%
Net loss	(5,726)	(6,356)	9.9%
Revenue
We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to hospitals for consumption during future surgeries or to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment will be made and the customer only has the right of return for defective products. We expect that a substantial amount of our revenues will continue to be generated in the United States in future periods.
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
Other Income (Expense), Net
Other income (expense), net is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities and the loss on disposal of fixed assets.
Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2011
Revenue.   Revenue decreased from $6.7 million in the three months ended March 31, 2010 to $5.1 million in the three months ended March 31, 2011. The $1.6 million decrease in revenue from 2010 to 2011 was primarily a result of a lower number of AxiaLIF cases performed in 2011, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L products decreased from $3.5 million in the three months ended March 31, 2010 to $2.5 million in the three months ended March 31, 2011, and sales of our AxiaLIF 2L products decreased from $1.9 million in the three months ended March 31, 2010 to $1.5 million in the three months ended March 31, 2011. Sales of our pedicle screw system, which was introduced in January 2010, were $0.1 million for the three months ended March 31, 2010 and 2011 and sales of our Bi-Ostetic bone void filler, which we introduced in February 2010, increased from $17,000 in the three months ended March 31, 2010 to $0.2 million in the three months ended March 31, 2011. In the three months ended March 31, 2011, average revenue per AxiaLIF case continued to increase, helped by a price increase effective April 1, 2010, the release of our AxiaLIF 2L+ product in July 2010, and penetration into existing cases by our new products. In the three months ended March 31, 2010 and 2011, we recorded 537 and 369 domestic AxiaLIF cases, respectively, including 141 AxiaLIF 2L cases in the three months ended March 31, 2010, and 102 AxiaLIF 2L and 2L+ cases in the three months ended March 31, 2011. Additionally, during the three months ended March 31, 2010 and 2011, we generated $0.5 million and $0.3 million, respectively, in revenues from sales of our facet and Vectre screw systems. Revenue generated outside the United States decreased from $0.7 million in the three months ended March 31, 2010 to $0.6 million in the three months ended March 31, 2011. There were no initial stocking shipments to new distributors outside the United States in the three months ended March 31, 2010 or March 31, 2011. In the three months ended March 31, 2010 and 2011, 90% and 89%, respectively, of our revenues were generated in the United States.
Cost of Revenue.   Cost of revenue decreased from $1.4 million in the three months ended March 31, 2010 to $1.3 million in the three months ended March 31, 2011. Gross margin decreased from 78.7% in the three months ended March 31, 2010 to 74.7% in the three months ended March 31, 2011. The decrease in gross margin was primarily due to a higher percentage of sales being derived from distributed products in 2011 as compared to 2010, which have a lower gross margin than our AxiaLIF products.
Research and Development.   Research and development expenses increased from $1.3 million in the three months ended March 31, 2010 to $1.6 million in the three months ended March 31, 2011. The $0.3 million increase in expenses from 2010 to 2011 was primarily related to an increase in clinical trials and project spending of $0.2 million and an expense of $0.3 million to acquire the exclusive license to a new technology under development offset by a decrease in salaries and benefits of $0.1 million.

Sales and Marketing.   Sales and marketing expenses decreased from $7.7 million in the three months ended March 31, 2010 to $6.4 million in the three months ended March 31, 2011. The decrease in expenses from 2010 to 2011 of $1.3 million was primarily due to lower personnel-related costs of $0.7 million, including lower commissions of $0.3 million, as we reduced our U.S. sales force to focus our resources, decreased travel and entertainment expenses of $0.2 million, decreased surgeon training expenses of $0.2 million and decreased promotional expenses of $0.2 million.
General and Administrative.   General and administrative expenses decreased from $2.6 million in the three months ended March 31, 2010 to $1.6 million in the three months ended March 31, 2011. The decrease in expenses from 2010 to 2011 of $1.0 million was primarily due to a decrease in personnel-related expenses, including management transition costs that occurred in the first quarter of 2010.
Other Income (Expense), Net.   Other income (expense), net, increased from a loss of $49,000 in the three months ended March 31, 2010 to income of $18,000 in the three months ended March 31, 2011. The increase of $67,000 from 2010 to 2011 was primarily related to a loss on disposal of fixed assets of $71,000 in the three months ended March 31, 2010.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of March 31, 2011, we had an accumulated deficit of $96.4 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million have funded our operations since then.
As of March 31, 2011, we did not have any outstanding debt financing arrangements, we had working capital of $40.9 million and our primary source of liquidity was $36.5 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.
Cash, cash equivalents and short-term investments decreased from $42.5 million at December 31, 2010 to $36.5 million at March 31, 2011. The decrease of $6.0 million was primarily the result of net cash used in operating activities of $6.0 million and purchases of property and equipment of $69,000 offset by net cash provided from issuance of our common stock upon the exercise of stock options of $12,000.
Cash Flows
Net Cash Used in Operating Activities.   Net cash used in operating activities was $6.0 million in the three months ended March 31, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, combined with changes in working capital requirements to support the market acceptance of our AxiaLIF products.

Net Cash Provided by Investing Activities,   Net cash used by investing activities was $12.2 million in the three months ended March 31, 2011. This amount reflected net purchases or sales and maturities of short-term investments of $12.1 million, offset by purchases of property and equipment of $0.1 million, primarily for reusable instrument kits used in the field and information technology needs.
Net Cash Provided by Financing Activities.   Net cash provided by financing activities in the three months ended March 31, 2011 was $12,000, which represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory reserves, accrued expenses, income tax valuations and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in any of our accounting policies since December 31, 2010.

New Accounting Standards
There have been no recently issued accounting standards that have an impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2011. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective July 1, 2010, we became a “Smaller Reporting Company” under Rule 12b-2 of the Exchange Act. Previously we were an “Accelerated Filer”. This classification is based on the aggregate market value of our voting stock held by non-affiliates as of June 30, 2010.
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

TranS1 Inc.
Date: May 16, 2011	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer

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