Form 10-Q
period 2011-06-30
TRANS1 INC
filed 2011-08-11
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of August 5, 2011 was 20,946,885 shares.

TRANS1 INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)
Consolidated Statements of Operations	1
Consolidated Balance Sheets	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 6. Exhibits	16

SIGNATURES	17

EXHIBIT INDEX	18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
TranS1 Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$5,337	$7,244	$10,467	$13,957
Cost of revenue	1,173	1,364	2,469	2,793

Gross profit	4,164	5,880	7,998	11,164

Operating expenses:
Research and development	1,212	1,027	2,794	2,282
Sales and marketing	5,671	6,447	12,054	14,144
General and administrative	1,610	2,067	3,223	4,706

Total operating expenses	8,493	9,541	18,071	21,132

Operating loss	(4,329)	(3,661)	(10,073)	(9,968)
Other income (expense), net	20	15	38	(34)

Net loss	$(4,309)	$(3,646)	$(10,035)	$(10,002)

Net loss per common share — basic and diluted	$(0.21)	$(0.18)	$(0.48)	$(0.48)

Weighted average common shares outstanding — basic and diluted	20,915	20,685	20,901	20,670

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$5,963	$24,461
Short-term investments	26,123	18,075
Accounts receivable, net	3,771	3,654
Inventory	4,468	3,878
Prepaid expenses and other assets	359	389

Total current assets	40,684	50,457
Property and equipment, net	1,589	1,562

Total assets	$42,273	$52,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,110	$2,214
Accrued expenses	1,348	2,077

Total current liabilities	3,458	4,291
Noncurrent liabilities	32	—

Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized 20,940,210 and 20,877,171 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	2
Additional paid-in capital	139,477	138,401
Accumulated other comprehensive loss	(15)	(29)
Accumulated deficit	(100,681)	(90,646)

Total stockholders’ equity	38,783	47,728

Total liabilities and stockholders’ equity	$42,273	$52,019

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,035)	$(10,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	426
Stock-based compensation	937	1,062
Allowance for excess and obsolete inventory	348	285
Provision for bad debts	40	38
Loss on sale of fixed assets	1	70
Changes in operating assets and liabilities:
Increase in accounts receivable	(157)	(693)
(Increase) decrease in inventory	(938)	613
Decrease in prepaid expenses	30	57
Decrease in accounts payable	(104)	(735)
Increase (decrease) in accrued expenses	(697)	677

Net cash used in operating activities	(10,266)	(8,202)

Cash flows from investing activities:
Purchases of property and equipment	(337)	(356)
Purchases of investments	(16,102)	(7,969)
Sales and maturities of investments	8,054	14,960

Net cash provided by (used in) investing activities	(8,385)	6,635

Cash flows from financing activities:
Proceeds from issuance of common stock	139	41

Net cash provided by financing activities	139	41

Effect of exchange rate changes on cash and cash equivalents	14	(11)

Net decrease in cash and cash equivalents	(18,498)	(1,537)
Cash and cash equivalents, beginning of period	24,461	29,298

Cash and cash equivalents, end of period	$5,963	$27,761

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectre™ and Avatar™ lumbar posterior fixation systems, and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. In March 2011, the Company received 510(k) clearance for its next generation AxiaLIF 1L+ product and made it commercially available in a limited market release. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.
The Company owns eight trademark registrations in the United States and eight trademark registrations in the European Union. The Company also owns two pending trademark applications in the United States and two pending trademark applications in Canada.
The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, acceptance and continued use of the Company’s products by surgeons, the lack of clinical data about the efficacy of these products, uncertainty of reimbursement from third-party payors, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, the reliance on a limited number of suppliers to provide these products, changes in economic conditions, the ability to effectively manage a sales force to meet the Company’s objectives and the ability to conduct successful clinical studies.
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
Impact of Recently Issued Accounting Standards
In May 2011, the Financial Accounting Standard Board (“FASB”) issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.
In June 2011, FASB issued guidance on the presentation of other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of other comprehensive income in a single continuous statement, or in two separate, but consecutive, statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, and is not expected to have a material effect on the Company’s financial statements.
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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average stock options outstanding	2,845,286	2,080,393	2,660,286	1,774,184

5. Cash, Cash Equivalents and Investments
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.
At June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
Available for sale securities classified as Level 1 assets were:

	June 30,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$5,442	$24,070
Short-term investments	26,123	18,075

Total available for sale securities	$31,565	$42,145

The Company had no Level 2 or Level 3 assets or liabilities at June 30, 2011 or December 31, 2010.
6. Accounts Receivable, Net
The following table presents the components of accounts receivable:

	June 30,	December 31,
	2011	2010
	(In thousands)
Gross accounts receivable	$4,146	$4,001
Allowance for uncollectible accounts	(375)	(347)

Total accounts receivable, net	$3,771	$3,654

7. Inventories
The following table presents the components of inventories:

	June 30,	December 31,
	2011	2010
	(In thousands)
Finished goods	$2,153	$1,727
Work-in-process	2,138	2,005
Raw materials	177	146

Total inventories	$4,468	$3,878

8. Accrued Expenses
The following table presents the components of accrued expenses:

	June 30,	December 31,
	2011	2010
	(In thousands)
Commissions	$416	$589
Vacation	301	175
Legal and professional fees	168	300
Bonus	140	770
Travel and entertainment	110	53
Salaries and benefits	89	52
Franchise Tax	88	116
Other	36	22

Total accrued expenses	$1,348	$2,077

9. Comprehensive Loss
The following table presents the components of other comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(4,309)	$(3,646)	$(10,035)	$(10,002)
Other comprehensive income (loss):
Translation adjustments	6	(3)	14	(11)

Total comprehensive loss	$(4,303)	$(3,649)	$(10,021)	$(10,013)

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
Overview
We are a medical device company focused on designing, developing and marketing products that implement our proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a small incision adjacent to the tailbone and can perform an entire interbody fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We currently market our AxiaLIF® family of products for single and multilevel lumbar fusion, the Vectre™ and Avatar™ lumbar posterior fixation systems and Bi-OsteticTM bone void filler, a biologics product. We also market products that may be used with our surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools.
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
Since inception, we have been unprofitable. As of June 30, 2011, we had an accumulated deficit of $100.7 million.
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

Financial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% change	2011	2010	% change
		(in thousands, except gross margin percentage)
Revenue	$5,337	$7,244	-26.3%	$10,467	$13,957	-25.0%
Cost of revenue	1,173	1,364	-14.0%	2,469	2,793	-11.6%
Gross margin %	78.0%	81.2%	-3.9%	76.4%	80.0%	-4.5%
Total operating expenses	8,493	9,541	-11.0%	18,071	21,132	-14.5%
Net loss	(4,309)	(3,646)	-18.2%	(10,035)	(10,002)	-0.3%
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
General and Administrative
General and administrative expenses consist of personnel costs related to the executive, finance, business development, and human resource functions, as well as professional service fees, legal fees,

accounting fees, insurance costs and general corporate expenses. We expect general and administrative expenses to increase as we grow our business.
Other Income (Expense), Net
Other income (expense), net is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities and the loss on disposal of fixed assets.
Results of Operations
Comparison of the Three Months Ended June 30, 2010 and 2011
Revenue Revenue decreased from $7.2 million in the three months ended June 30, 2010 to $5.3 million in the three months ended June 30, 2011. The $1.9 million decrease in revenue from 2010 to 2011 was primarily a result of a lower number of AxiaLIF cases performed in 2011, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L products decreased from $3.5 million in the three months ended June 30, 2010 to $2.8 million in the three months ended June 30, 2011, and sales of our AxiaLIF 2L products decreased from $2.1 million in the three months ended June 30, 2010 to $1.4 million in the three months ended June 30, 2011. Sales of our pedicle screw system decreased from $0.2 million in the three months ended June 30, 2010 to $0.1 million in the three months ended June 30, 2011 and sales of our Bi-Ostetic bone void filler increased from $0.2 million in the three months ended June 30, 2010 to $0.3 million in the three months ended June 30, 2011. In the three months ended June 30, 2011, average revenue per AxiaLIF case continued to increase, helped by a price increase effective April 1, 2011, the release of new AxiaLIF products and penetration into existing cases by our other products. In the three months ended June 30, 2010 and 2011, we recorded 541 and 367 domestic AxiaLIF cases, respectively, including 148 AxiaLIF 2L cases in the three months ended June 30, 2010, and 90 AxiaLIF 2L+ cases in the three months ended June 30, 2011. Additionally, during the three months ended June 30, 2010 and 2011, we generated $0.6 million and $0.3 million, respectively, in revenues from sales of our facet and Vectre screw systems. Revenue generated outside the United States decreased from $0.6 million in the three months ended June 30, 2010 to $0.4 million in the three months ended June 30, 2011. There was $51,000 in initial stocking shipments to new distributors outside the United States in the three months ended June 30, 2010 compared to $47,000 in initial stocking shipments to new distributors in the three months ended June 30, 2011. In the three months ended June 30, 2010 and 2011, 92% of our revenues were generated in the United States.
Cost of Revenue Cost of revenue decreased from $1.4 million in the three months ended June 30, 2010 to $1.2 million in the three months ended June 30, 2011. Gross margin decreased from 81.2% in the three months ended June 30, 2010 to 78.0% in the three months ended June 30, 2011. The decrease in gross margin was primarily due to a higher percentage of sales being derived from distributed products in 2011 as compared to 2010, which have a lower gross margin than our AxiaLIF products and additional inventory reserves as we introduced changes to our current AxiaLIF products.
Research and Development Research and development expenses increased from $1.0 million in the three months ended June 30, 2010 to $1.2 million in the three months ended June 30, 2011. The $0.2 million increase in expenses from 2010 to 2011 was primarily related to an increase in clinical trials expense.

Sales and Marketing Sales and marketing expenses decreased from $6.4 million in the three months ended June 30, 2010 to $5.7 million in the three months ended June 30, 2011. The decrease in expenses from 2010 to 2011 of $0.7 million was primarily due to lower personnel-related costs of $0.8 million, including lower commissions of $0.5 million, as we reduced our direct sales headcount to align with our geographically focused approach and decreased promotional expenses of $0.2 million offset by an increase to surgeon training expenses of $0.2 million.
General and Administrative General and administrative expenses decreased from $2.1 million in the three months ended June 30, 2010 to $1.6 million in the three months ended June 30, 2011. The decrease in expenses from 2010 to 2011 of $0.5 million was primarily due to a decrease in personnel-related expenses, including management transition costs that occurred in the second quarter of 2010.
Other Income (Expense), Net Other income (expense), net, increased from $15,000 in the three months ended June 30, 2010 to $20,000 in the three months ended June 30, 2011.
Comparison of the Six Months Ended June 30, 2010 and 2011
Revenue Revenue decreased from $14.0 million in the six months ended June 30, 2010 to $10.5 million in the six months ended June 30, 2011. Consistent with the second quarter comparison, the $3.5 million decrease in revenue from 2010 to 2011 was primarily a result of a lower number of AxiaLIF cases performed in 2011, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 2L products decreased from $4.0 million in the six months ended June 30, 2010 to $2.9 million in the six months ended June 30, 2011 and sales of our AxiaLIF single level products decreased from $7.0 million in the six months ended June 30, 2010 to $5.2 million in the six months ended June 30, 2011. Sales of our pedicle screw system decreased from $0.3 million for the six months ended June 30, 2010 to $0.2 million in the six months ended June 30, 2011 and sales of our Bi-Ostetic bone void filler increased from $0.3 million in the six months ended June 30, 2010 to $0.5 million in the six months ended June 30, 2011. In the six months ended June 30, 2011, average revenue per AxiaLIF case continued to climb, helped by a price increase effective April 1, 2011, the release of new AxiaLIF, and penetration into existing cases by our other products. In the six months ended June 30, 2010 and 2011, we recorded 1,078 and 736 domestic AxiaLIF cases, respectively, including 289 AxiaLIF 2L cases in 2010 and 192 AxiaLIF 2L cases in 2011. Additionally, during the six months ended June 30, 2010 and 2011, we generated $1.1 million and $0.6 million, respectively, in revenues from sales of our facet and Vectre screw systems. Revenue generated outside the United States decreased from $1.3 million in the six months ended June 30, 2010 to $1.0 million in the six months ended June 30, 2011. In the six months ended June 30, 2010 and 2011, there were $51,000 and $47,000, respectively, in initial stocking shipments to new distributors outside the United States. In the six months ended June 30, 2010 and 2011, 91% of our revenues were generated in the United States.
Cost of Revenue Cost of revenue decreased from $2.8 million in the six months ended June 30, 2010 to $2.5 million in the six months ended June 30, 2011. Gross margin decreased from 80.0% in the six months ended June 30, 2010 to 76.4% in the six months ended June 30, 2011. The decrease in gross margin was primarily due to a higher percentage of sales being derived from distributed products in 2011 as compared to 2010, which have a lower gross margin than our AxiaLIF products and additional inventory reserves as we introduced changes to our current AxiaLIF products.

Research and Development Research and development expenses increased from $2.3 million in the six months ended June 30, 2010 to $2.8 million in the six months ended June 30, 2011. The $0.5 million increase in expenses from 2010 to 2011 was primarily related to an increase in clinical trial expense of $0.5 million and an expense of $0.3 million to acquire the exclusive license to a new technology under development offset by a decrease in project spending of $0.2 million and a decrease in personnel related expenses of $0.1 million.
Sales and Marketing Sales and marketing expenses decreased from $14.1 million in the six months ended June 30, 2010 to $12.1 million in the six months ended June 30, 2011. The decrease in expenses from 2010 to 2011 of $2.0 million was primarily due to lower personnel-related costs of $1.5 million, including lower commissions of $0.8 million, as we reduced our direct sales headcount to align with our geographically focused approach and decreased promotional expenses of $0.4 million.
General and Administrative General and administrative expenses decreased from $4.7 million in the six months ended June 30, 2010 to $3.2 million in the six months ended June 30, 2011. The decrease in expenses from 2010 to 2011 of $1.5 million was primarily related to a decrease in personnel-related costs, including those related to the management transition that occurred in the first half of 2010. These transition costs included compensation, recruiting and severance related expenses.
Other Income (Expense) Other income (expense) decreased from a loss of $34,000 in the six months ended June 30, 2010 to income of $38,000 in the six months ended June 30, 2011. The change of $72,000 from 2010 to 2011 was primarily related to a loss on disposal of fixed assets in the six months ended June 30, 2010 of $70,000.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of June 30, 2011, we had an accumulated deficit of $100.7 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million have funded our operations since then. In June 2011, we filed a “universal shelf” registration statement on Form S-3 (the “Registration Statement”) which became effective on August 1, 2011. Depending on our non-affiliated public equity float during the time period prior to consummating a financing transaction, the Registration Statement will allow us to raise up to $50 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. The timing and terms of any such financing have not yet been determined.
As of June 30, 2011, we did not have any outstanding debt financing arrangements, we had working capital of $37.2 million and our primary source of liquidity was $32.1 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.

Cash, cash equivalents and short-term investments decreased from $42.5 million at December 31, 2010 to $32.1 million at June 30, 2011. The decrease of $10.4 million was primarily the result of net cash used in operating activities of $10.3 million and purchases of property and equipment of $0.3 million offset by net cash provided from issuance of our common stock upon the exercise of stock options of $139,000.
Cash Flows
Net Cash Used in Operating Activities Net cash used in operating activities was $10.3 million in the six months ended June 30, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, combined with changes in working capital requirements to support the market acceptance of our products
Net Cash Used by Investing Activities Net cash used by investing activities was $8.4 million in the six months ended June 30, 2011. This amount reflected net purchases or sales and maturities of short-term investments of approximately $8.0 million, and purchases of property and equipment of $0.3 million, primarily for reusable instrument kits used in the field and information technology needs.
Net Cash Provided by Financing Activities Net cash provided by financing activities in the six months ended June 30, 2011 was $139,000, which represented proceeds from the issuance of shares of common stock under our employee stock purchase program and upon the exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our cash needs for at least the next two years. We intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. The Registration Statement will allow us to raise up to $50 million through the sale of debt securities, common stock, preferred stock or warrants, or any combination thereof. The timing of such financing, if ever, has not yet been determined.
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
New Accounting Standards
In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect that the adoption of this guidance will have a material impact on our financial statements.
In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of other comprehensive income in a single continuous statement, or in two separate, but consecutive, statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect that the adoption of this guidance will have a material effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Effective July 1, 2010, we became a “Smaller Reporting Company” under Rule 12b-2 of the Exchange Act. Previously we were an “Accelerated Filer”. This classification is based on the aggregate market value of our voting stock held by non-affiliates as of June 30 of any given year.
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

TranS1 Inc.
Date: August 10, 2011	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: August 10, 2011	By:	/s/ Joseph P. Slattery
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