Form 10-Q
period 2011-09-30
TRANS1 INC
filed 2011-11-09
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s common stock outstanding as of November 1, 2011 was 27,199,279 shares.

TRANS1 INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

TranS1 Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$4,696	$6,339	$15,163	$20,296
Cost of revenue	1,044	1,205	3,513	3,998

Gross profit	3,652	5,134	11,650	16,298

Operating expenses:
Research and development	1,047	1,026	3,841	3,307
Sales and marketing	4,602	5,908	16,656	20,053
General and administrative	1,298	2,011	4,522	6,716

Total operating expenses	6,947	8,945	25,019	30,076

Operating loss	(3,295)	(3,811)	(13,369)	(13,778)
Other income (expense), net	(32)	20	7	(15)

Net loss	$(3,327)	$(3,791)	$(13,362)	$(13,793)

Net loss per common share — basic and diluted	$(0.16)	$(0.18)	$(0.64)	$(0.67)

Weighted average common shares outstanding — basic and diluted	21,288	20,741	21,031	20,694

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	000000	000000
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$29,907	$24,461
Short-term investments	18,081	18,075
Accounts receivable, net	3,411	3,654
Inventory	4,233	3,878
Prepaid expenses and other assets	249	389

Total current assets	55,881	50,457
Property and equipment, net	1,477	1,562

Total assets	$57,358	$52,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,898	$2,214
Accrued expenses	1,347	2,077

Total current liabilities	3,245	4,291
Noncurrent liabilities	29	—

Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 27,169,068 and 20,877,171 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3	2
Additional paid-in capital	158,116	138,401
Accumulated other comprehensive loss	(27)	(29)
Accumulated deficit	(104,008)	(90,646)

Total stockholders’ equity	54,084	47,728

Total liabilities and stockholders’ equity	$57,358	$52,019

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,362)	$(13,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	473	592
Stock-based compensation	1,254	1,421
Allowance for excess and obsolete inventory	512	341
Provision for bad debts	87	54
Loss on sale of fixed assets	49	70
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	156	(556)
(Increase) decrease in inventory	(867)	820
Decrease in prepaid expenses	140	338
Decrease in accounts payable	(316)	(1,148)
Increase (decrease) in accrued expenses	(701)	980

Net cash used in operating activities	(12,575)	(10,881)

Cash flows from investing activities:
Purchases of property and equipment	(436)	(418)
Purchases of investments	(16,102)	(7,969)
Sales and maturities of investments	16,096	14,942

Net cash provided by (used in) investing activities	(442)	6,555

Cash flows from financing activities:
Net proceeds from issuance of common stock	18,274	—
Proceeds from exercise of stock options	187	128

Net cash provided by financing activities	18,461	128

Effect of exchange rate changes on cash and cash equivalents	2	(11)

Net increase (decrease) in cash and cash equivalents	5,446	(4,209)
Cash and cash equivalents, beginning of period	24,461	29,298

Cash and cash equivalents, end of period	$29,907	$25,089

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. Description of Business

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products that implement its minimally invasive surgical approach to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lumbar fusion, the Vectre™ and Avatar™ lumbar posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion, Bi-OsteticTM bone void filler, a biologics product, and a lateral interbody fusion device. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. The Company commercially launched its AxiaLIF 1L+ product in September 2011, for which it had received Food and Drug Administration, or FDA, 510(k) clearance in March 2011. In 2010, the Company received 510(k) clearance for its lateral interbody fusion device and in June 2011 made the product available in a limited market release. The Company sells its products directly to hospitals and surgical centers in the United States and certain European countries, and to independent distributors elsewhere.

The Company has 39 issued United States patents, 15 pending patent applications in the United States, 33 issued foreign patents, and 11 foreign patent applications as counterparts of U.S. cases. The issued and pending patents cover, among other things, (i) the Company’s method for performing pre-sacral procedures in the spine, including diagnostic or therapeutic procedures, and pre-sacral introduction of instrumentation or implants, (ii) apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form, and implants for fusion and motion preservation in the spine.

The Company owns eight trademark registrations in the United States, nine trademark registrations in the European Union, and one trademark registration in Canada. The Company also owns one pending trademark application in Canada.

On September 26, 2011, the Company completed a public offering of 6,200,000 shares of its common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to the Company of approximately $18.3 million, net of underwriting discounts, commissions and offering expenses, and has been included in Stockholders’ Equity as common stock and additional paid-in capital. At September 30, 2011 and December 31, 2010, there were 27,169,068 and 20,877,171 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, acceptance and continued use of the Company’s products by surgeons, the lack of clinical data about the efficacy of these products, uncertainty of reimbursement from third-party payors, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, uncertainty surrounding the outcome of the matters relating to the subpoena issued to the Company by the Department of Health and Human Services, Office of Inspector General, the reliance on a limited number of suppliers to provide these products, changes in economic conditions, the ability to effectively manage a sales force to meet the Company’s objectives and the ability to conduct successful clinical studies.

2. Basis of presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average stock options outstanding	2,790,581	2,137,880	2,546,090	1,791,803

5. Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.

At September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Available for sale securities classified as Level 1 assets were:

	September 30,	December 31,
	2011	2010
	(In thousands)
Cash and cash equivalents	$29,482	$24,070
Short-term investments	18,081	18,075

Total available for sale securities	$47,563	$42,145

The Company had no Level 2 or Level 3 assets or liabilities at September 30, 2011 or December 31, 2010.

6. Accounts Receivable, Net

The following table presents the components of accounts receivable:

	September 30,	December 31,
	2011	2010
	(In thousands)
Gross accounts receivable	$3,821	$4,001
Allowance for uncollectible accounts	(410)	(347)

Total accounts receivable, net	$3,411	$3,654

7. Inventories

The following table presents the components of inventories:

	September 30,	December 31,
	2011	2010
	(In thousands)
Work-in-process	$2,261	$2,005
Finished goods	1,741	1,727
Raw materials	231	146

Total inventories	$4,233	$3,878

8. Accrued Expenses

The following table presents the components of accrued expenses:

	September 30,	December 31,
	2011	2010
	(In thousands)
Commissions	$415	$589
Vacation	303	175
Bonus	181	770
Legal and professional fees	129	300
Salaries and benefits	114	52
Franchise Tax	79	116
Travel and entertainment	67	53
Other	59	22

Total accrued expenses	$1,347	$2,077

9. Comprehensive Loss

The following table presents the components of other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(3,327)	$(3,791)	$(13,362)	$(13,793)
Other comprehensive income (loss):
Translation adjustments	(12)	—	2	(11)

Total comprehensive loss	$(3,339)	$(3,791)	$(13,360)	$(13,804)

10. Contingencies

In October 2011, the Company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents for the period from January 1, 2008 through October 6, 2011. The Company is cooperating with the government’s request and is in the process of responding to the subpoena. The Company is unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of the matters related to this subpoena or what impact, if any, the outcome of these matters might have on its consolidated financial position, results of operations, or cash flows. No claims have been made against the Company at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others: acceptance and continued use of our products by surgeons, the lack of clinical data about the efficacy of our products, uncertainty of reimbursement from third-party payors, our historical lack of profitability, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, our dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, uncertainty surrounding the outcome of the matters relating to the subpoena issued to us by the Department of Health and Human Services, Office of Inspector General, our reliance on a limited number of suppliers to provide our products, our ability to effectively manage a sales force to meet our objectives and our ability to conduct successful clinical studies. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2010, and in other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

Overview

We are a medical device company focused on designing, developing and marketing products that implement our proprietary approach to treat degenerative conditions of the spine affecting the lower lumbar region. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through a small incision adjacent to the tailbone and can perform an entire interbody fusion procedure through a small tube that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue. We believe this approach enables fusion procedures to be performed with low complication rates, low blood loss, short hospital stays, fast recovery times and reduced pain. We currently market our AxiaLIF® family of products for single and two level lumbar fusion, the Vectre™ and Avatar™ lumbar posterior fixation systems for lumbar fixation supplemental to AxiaLIF fusion, Bi-OsteticTM bone void filler, a biologics product, and a lateral interbody fusion device. We also market products that may be used with our surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the FDA for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+™ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. We commercially launched our AxiaLIF 1L+ product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our lateral interbody fusion device and in June 2011 made the product available in a limited market release. We currently sell our products through a direct sales force, independent sales agents and international distributors.

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

Since inception, we have been unprofitable. As of September 30, 2011, we had an accumulated deficit of $104.0 million.

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

On September 26, 2011, we completed a public offering of 6,200,000 shares of our common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to us of approximately $18.3 million, net of underwriting discounts, commissions and offering expenses.

Financial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% change	2011	2010	% change
	(dollars in thousands)
Revenue	$4,696	$6,339	-25.9%	$15,163	$20,296	-25.3%
Cost of revenue	1,044	1,205	-13.4%	3,513	3,998	-12.1%
Gross margin %	77.8%	81.0%	-4.0%	76.8%	80.3%	-4.4%
Total operating expenses	6,947	8,945	-22.3%	25,019	30,076	-16.8%
Net loss	(3,327)	(3,791)	12.2%	(13,362)	(13,793)	3.1%

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2011

Revenue Revenue decreased from $6.3 million in the three months ended September 30, 2010 to $4.7 million in the three months ended September 30, 2011. The $1.6 million decrease in revenue from 2010 to 2011 was primarily a result of a lower number of AxiaLIF cases performed in 2011, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L and AxiaLIF 1L+ products decreased from $3.2 million in the three months ended September 30, 2010 to $2.2 million in the three months ended September 30, 2011, and sales of our AxiaLIF 2L and AxiaLIF 2L+ products decreased from $1.9 million in the three months ended September 30, 2010 to $1.3 million in the three months ended September 30, 2011. In the three months ended September 30, 2011, average revenue per AxiaLIF case continued to increase, helped by a price increase effective April 1, 2011, the release of new AxiaLIF products and penetration into existing cases by our other products. In the three months ended September 30, 2010 and 2011, we recorded 490 and 304 domestic AxiaLIF cases, respectively, including 136 AxiaLIF 2L and AxiaLIF 2L+ cases in the three months ended September 30, 2010, and 88 AxiaLIF 2L+ cases in the three months ended September 30, 2011. Additionally, sales of our Bi-Ostetic bone void filler increased from $159,000 in the three months ended September 30, 2010 to $291,000 in the three months ended September 30, 2011. During the three months ended September 30, 2011, we generated $0.2 million in revenue from our lateral interbody fusion devices, which began its limited market release in June 2011. For the three months ended September 30, 2010 and 2011 we generated $0.5 million and $0.1 million, respectively, in revenues from sales of our facet and Vectre screw systems. Sales of our pedicle screw system decreased from $124,000 in the three months ended September 30, 2010 to $35,000 in the three months ended September 30, 2011. In the three months ended September 30, 2010 and 2011, revenue generated outside the United States remained the same at $0.4 million. There were no initial stocking shipments to new distributors outside the United States in both the three months ended September 30, 2010 and the three months ended September 30, 2011. In the three months ended September 30, 2010 and 2011, 93% and 91%, respectively, of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $1.2 million in the three months ended September 30, 2010 to $1.0 million in the three months ended September 30, 2011. Gross margin decreased from 81.0% in the three months ended September 30, 2010 to 77.8% in the three months ended September 30, 2011. The decrease in gross margin was primarily due to a higher percentage of sales being derived from distributed products in 2011 as compared to 2010, which have a lower gross margin than our AxiaLIF products.

Research and Development Research and development expenses remained the same at $1.0 million for the three months ended September 30, 2010 and 2011.

Sales and Marketing Sales and marketing expenses decreased from $5.9 million in the three months ended September 30, 2010 to $4.6 million in the three months ended September 30, 2011. The decrease in expenses from 2010 to 2011 of $1.3 million was primarily due to lower personnel-related costs of $1.0 million, including lower commissions of $0.3 million, as we reduced our direct sales headcount to align with our geographically focused approach, decreased promotional expenses of $0.3 million and decreased travel and entertainment expenses of $0.2 million, partially offset by an increase in consulting expenses of $0.2 million.

General and Administrative General and administrative expenses decreased from $2.0 million in the three months ended September 30, 2010 to $1.3 million in the three months ended September 30, 2011. The decrease in expenses from 2010 to 2011 of $0.7 million was primarily due to a decrease in personnel-related expenses of $0.4 million, including management transition costs, and a decrease in legal fee expenses of $0.2 million.

Other Income (Expense), Net Other income (expense), net, decreased from other income of $20,000 in the three months ended September 30, 2010 to other expense of $32,000 in the three months ended September 30, 2011. The change of $52,000 from 2010 to 2011 was primarily related to a loss on disposal of fixed assets related to a discontinued clinical project in the three months ended September 30, 2011 of $48,000.

Comparison of the Nine Months Ended September 30, 2010 and 2011

Revenue Revenue decreased from $20.3 million in the nine months ended September 30, 2010 to $15.2 million in the nine months ended September 30, 2011. Consistent with the third quarter comparison, the $5.1 million decrease in revenue from 2010 to 2011 was primarily a result of a lower number of AxiaLIF cases performed in 2011, due to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF single level products decreased from $10.2 million in the nine months ended September 30, 2010 to $7.4 million in the nine months ended September 30, 2011 and sales of our AxiaLIF 2L and AxiaLIF 2L+ products decreased from $6.0 million in the nine months ended September 30, 2010 to $4.2 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2011, average revenue per AxiaLIF case continued to climb, helped by a price increase effective April 1, 2011, the release of new AxiaLIF products, and penetration into existing cases by our other products. In the nine months ended September 30, 2010 and 2011, we recorded 1,568 and 1,041 domestic AxiaLIF cases, respectively; including 425 AxiaLIF 2L and AxiaLIF 2L+ cases in 2010 and 280 AxiaLIF 2L+ cases in 2011. Sales of our Bi-Ostetic bone void filler increased from $0.4 million in the nine months ended September 30, 2010 to $0.8 million in the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2010 and 2011, we generated $1.6 million and $0.7 million, respectively, in revenues from sales of our facet and Vectre screw systems. During the nine months ended September

30, 2011, we generated $0.3 million in revenue from our lateral interbody fusion devices, which began its limited market release in June 2011. Sales of our pedicle screw system decreased from $0.4 million for the nine months ended September 30, 2010 to $0.2 million in the nine months ended September 30, 2011 Revenue generated outside the United States decreased from $1.7 million in the nine months ended September 30, 2010 to $1.4 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2010 and 2011, there were $51,000 and $47,000, respectively, in initial stocking shipments to new distributors outside the United States. In the nine months ended September 30, 2010 and 2011, 92% and 91%, respectively, of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $4.0 million in the nine months ended September 30, 2010 to $3.5 million in the nine months ended September 30, 2011. Gross margin decreased from 80.3% in the nine months ended September 30, 2010 to 76.8% in the nine months ended September 30, 2011. The decrease in gross margin was primarily due to a higher percentage of sales being derived from distributed products in 2011 as compared to 2010, which have a lower gross margin than our AxiaLIF products and additional inventory reserves as we introduced changes to our current AxiaLIF products.

Research and Development Research and development expenses increased from $3.3 million in the nine months ended September 30, 2010 to $3.8 million in the nine months ended September 30, 2011. The $0.5 million increase in expenses from 2010 to 2011 was primarily related to an increase in clinical trial expense of $0.5 million and an expense of $0.3 million to acquire the exclusive license to a new technology under development, offset by a decrease in personnel-related costs of $0.1 million.

Sales and Marketing Sales and marketing expenses decreased from $20.1 million in the nine months ended September 30, 2010 to $16.7 million in the nine months ended September 30, 2011. The decrease in expenses from 2010 to 2011 of $3.4 million was primarily due to lower personnel-related costs of $2.6 million, including lower commissions of $1.3 million, as we reduced our direct sales headcount to align with our geographically focused approach, decreased promotional expenses of $0.7 million and decreased travel and entertainment expenses of $0.5 million related to the lower headcount, partially offset by an increase in consulting expenses of $0.4 million.

General and Administrative General and administrative expenses decreased from $6.7 million in the nine months ended September 30, 2010 to $4.5 million in the nine months ended September 30, 2011. The decrease in expenses from 2010 to 2011 of $2.2 million was primarily related to a decrease in personnel-related costs of $1.7 million, including those related to the management transition that occurred in the first half of 2010. These transition costs included compensation, recruiting and severance related expenses. Legal expenses also decreased $0.4 million in the nine months ended September 30, 2011.

Other Income (Expense), Net Other income (expense), net increased from a loss of $15,000 in the nine months ended September 30, 2010 to income of $7,000 in the nine months ended September 30, 2011. The change of $22,000 from 2010 to 2011 was primarily related to a loss on disposal of fixed assets in the nine months ended September 30, 2010 of $70,000 compared to a loss on disposal of fixed assets in the nine months ended September 30, 2011 of $49,000.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of September 30, 2011, we had an accumulated deficit of $104.0 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million have primarily funded our operations since then.

In May 2011, we filed a “universal shelf” registration statement on Form S-3 (the “Registration Statement”) with the SEC, which became effective on August 1, 2011. Depending on our non-affiliated public equity float during the time period prior to consummating a financing transaction, and during the time period following effectiveness of the Registration Statement, the Registration Statement allowed us to raise up to $50 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

On September 21, 2011, we entered into a purchase agreement with Piper Jaffray & Co. as the lead underwriter, to sell 6,200,000 shares of our common stock in a public offering. The shares were offered and sold pursuant to a prospectus supplement dated September 21, 2011 and an accompanying base prospectus dated August 1, 2011, in connection with a “takedown” offering pursuant to the Registration Statement. On September 26, 2011, the shares were sold to the public at a price of $3.25 per share. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $18.3 million. The timing and terms of any additional financing transactions pursuant to the Registration Statement have not yet been determined.

As of September 30, 2011, we did not have any outstanding debt financing arrangements, we had working capital of $52.6 million and our primary source of liquidity was $48.0 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.

Cash, cash equivalents and short-term investments increased from $42.5 million at December 31, 2010 to $48.0 million at September 30, 2011. The increase of $5.5 million was primarily the result of net cash provided of $18.3 million from the sale of our common stock in the September 2011 public offering, common stock issued under our employee stock purchase program and from the exercise of stock options of $0.2 million, offset by net cash used in operating activities of $12.6 million and purchases of property and equipment of $0.4 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $12.6 million in the nine months ended September 30, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, and the loss on sale of fixed assets, combined with changes in working capital requirements to support the market acceptance of our products.

Net Cash Used by Investing Activities. Net cash used by investing activities was $0.4 million in the nine months ended September 30, 2011. This amount reflected primarily purchases of property and equipment of $0.4 million, primarily for reusable instrument kits used in the field and information technology needs.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2011 was $18.5 million, which represented the net proceeds from the issuance of shares of common stock in the September 2011 public offering of $18.3 million, and common stock issued under the employee stock purchase program and the exercise of stock options of $0.2 million.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We may need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. Depending on our non-affiliated public equity float during the time period prior to consummating another financing transaction, the Registration Statement will allow us to raise up to an additional $29.85 million through the sale of debt securities, common stock, preferred stock or warrants, or any combination thereof. The timing and terms of any additional financing transactions, whether pursuant to the Registration Statement or otherwise, have not yet been determined.

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. We are cooperating with the government’s request and are in the process of responding to the subpoena. Although we cannot predict whether or when proceedings might be initiated by the federal government or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas will continue to require management’s attention and significant legal expense. Any negative findings could result in substantial financial penalties against us. To our knowledge, no proceedings have been initiated by the federal government against us at this time. See Note 10 to our consolidated financial statements for additional information regarding this subpoena.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are filing this report as a “Smaller Reporting Company” and, as a result, are not required to provide disclosure in this Item 3 of Part I of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2011. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents for the period January 1, 2008 through October 6, 2011. We are cooperating with the government’s request and are in the process of responding to the subpoena. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of the matters related to this subpoena or what impact, if any, the outcome of these matters might have on our consolidated financial position, results of operations, or cash flows. No claims have been made against us at this time.

Item 1a. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, which have been updated from the disclosure provided under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, any updates to such risks described in our subsequently filed Quarterly Reports on Form 10-Q, as well as the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Reports on Form 10-Q, and our other filings with the SEC, before investing in our common stock. If any of the described risks actually occur, our business, financial condition, operating results and prospects could suffer. In any such case, the trading price of our common stock could decline, and you might lose all or part of your investment in our common stock. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks we face. Additional risks that we face and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and operating results.

Risks Related to Our Business

The efficacy of our products is not yet supported by long-term clinical data and may therefore prove to be less effective than initially thought.

We obtained 510(k) clearance to manufacture, market and sell all of our currently U.S. marketed products for which the FDA clearance is required. In order to obtain 510(k) clearance, a manufacturer must demonstrate to the FDA’s satisfaction that its device is “substantially equivalent” to other legally marketed devices not requiring premarket approval, or PMA. In contrast, certain high-risk and/or new devices require submission of a PMA application to the FDA. Such a PMA application must demonstrate that the device is safe and effective for the proposed indication, and must be supported by extensive data from preclinical studies and human clinical trials. The FDA’s 510(k) clearance process is therefore less costly and rigorous than the PMA process and requires less supporting clinical data. Because our devices were cleared for marketing through the 510(k) process or were exempt from the 510(k) process, we currently lack the breadth of published long-term clinical data supporting the efficacy of our AxiaLIF products and the benefits they offer that might have been generated in connection with the PMA process.

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

Physicians generally use billing codes known as Current Procedure Terminology (“CPT”) codes to report professional services rendered for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association (“AMA”) CPT Editorial Panel. In 2008, most of the surgeons performing our procedure billed third-party payors using existing ALIF procedure codes. Effective January 1, 2009, the AMA, however, created a new emerging technology CPT code — or Category III code — to facilitate data collection on and assessment of new services and procedures such as the AxiaLIF procedure. This change made it more difficult for physicians to obtain reimbursement for our procedure because many commercial payors view a Category III code as “experimental” or “investigational” and thus will not pre-approve the procedure or will decline to pay for the procedure until they see additional clinical evidence. This uncertainty around the availability and amount of reimbursement has caused some physicians to revert to other fusion surgeries where coverage and reimbursement are more certain. We made a presentation to the CPT Editorial Panel at their October 2011 meeting, asking them to consider transitioning the Category III code to a permanent Category I code for our AxiaLIF procedures. Any favorable coding changes made by the panel would not be made effective until January 1, 2013. Any delays in obtaining, or an inability to obtain, adequate coverage or reimbursement for procedures using our products could significantly affect the acceptance of our products and have a material adverse effect on our business.

Third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. In early January 2011, we received a positive coverage and reimbursement decision for AxiaLIF by Humana Inc. and in October 2011, we became aware that Horizon Blue Cross Blue Shield of New Jersey had updated its Lumbar Spinal Fusion Policy to provide reimbursement coverage for medically necessary interbody fusion procedures when using our pre-sacral AxiaLIF approach. While we are currently engaged in discussions with other payors, it is difficult to predict the timing of receiving any additional positive coverage decisions and there is no guarantee that payors will make any additional positive coverage decisions. Our business would be negatively impacted to the extent any such coverage decisions reduce our customers’ ability to obtain coverage and reimbursement for the procedures using our products. In addition, our stock price could be negatively affected to the extent that coverage decisions by payors do not reflect market expectations for such decisions.

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

Reforms to the United States healthcare system may adversely affect our business.

In March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”), which makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the PPACA requires medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, beginning January 1, 2013. A number of states have challenged the constitutionality of certain provisions of PPACA, and many of these challenges are still pending final adjudication in several jurisdictions. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to PPACA, whether to certain provisions or its entirety. We cannot assure you that PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of PPACA and the new law is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect our industry generally or our ability to successfully commercialize our products or the development of new products.

Risks Related to the Regulatory Environment

If we fail to maintain regulatory approvals and clearances, or are unable to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product modifications, our ability to commercially distribute and market our products could suffer.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, or is the subject of an approved PMA. The FDA will clear marketing of a non-exempt lower risk medical device through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other legally marketed products not requiring PMA approval. Our currently commercialized products that are not exempt have been cleared through the

510(k) process. However, we may need to submit a PMA for future products we develop. The PMA process is more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

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

The failure by us or one of our suppliers to comply with U.S. federal, state, and foreign governmental regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties, among other things. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible. To the extent one of our suppliers fails to comply with applicable U.S. federal, state and foreign regulations, it may affect our ability either to obtain components and/or finished products or to have our finished products manufactured. In addition, changes in governmental policies or regulations may impose additional regulatory requirements on us, which could delay our ability to obtain new clearances or approvals and increase the costs of compliance. For instance, in response to concerns both within and outside FDA regarding the transparency and robustness of the 510(k) clearance process, in early 2011 FDA announced many action items it intends to take in efforts to improve the 510(k) program. The reforms, which will be implemented through a series of draft guidance documents and regulations issued over the coming months and years, may impose additional regulatory requirements on us and make it more difficult for us to obtain 510(k) clearances for our new devices and to commercialize modifications to our existing devices. Similarly, FDA is in the process of revising its manufacturer guidance for the validation of cleaning and sterilization instructions. FDA published a draft guidance for industry in May 2011 that when finalized may impose additional regulatory expectations on us and make it more difficult for us to obtain 510(k) clearances for our new devices or may require us to develop more robust validations for our currently marketed devices.

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

Development of sufficient and appropriate clinical protocols and data to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients or clinical investigators to continue to participate in a clinical trial may cause an increase in costs and delays in the clearance or approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

We are subject to complex and evolving federal and state healthcare laws, including laws relating to fraud and abuse and health information privacy and security, and could be subjected to governmental investigations into our compliance with such laws and substantial penalties if we are shown to have failed to comply with such laws.

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These healthcare laws and regulations include, for example:

•

the federal Anti-kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•

the federal Health Insurance Portability and Accountability Act of 1996, which established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•

federal false claims laws, which, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

We have adopted policies and procedures designed to comply with the various healthcare laws applicable to our business. However, because of the breadth of these laws and regulations and the sometimes subjective nature of their application, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The risk of being found to have violated such laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, in recent years, we believe that both federal and state regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, which further increases the risk that our business activities could be subject to challenge under certain laws. The PPACA, among other things, also amends the intent requirement of the federal anti-kickback and criminal healthcare fraud laws such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it, which further expands the breadth of the applicable laws. Furthermore, it is also possible that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

As discussed in more detail in the risk factor entitled “We are involved in an ongoing governmental investigation, the existence and results of which may adversely impact our business and results of operations”, in October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims laws. We are cooperating with the government’s request and are in the process of responding to the subpoena. No claims have been made against the Company at this time.

If our past or present operations, or those of our independent sales agents and distributors, are found to be in violation of any federal healthcare fraud and false claims laws, or any other applicable governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations.

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

The PPACA imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

We are involved in an ongoing governmental investigation, the existence and result of which may adversely impact our business and results of operations.

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims laws. The subpoena seeks documents for the period January 1, 2008 through October 6, 2011. The Company is cooperating with the government’s request and is in the process of responding to the subpoena. While no claims have been made against the Company at this time, we cannot predict the ultimate outcome of the matters raised by the Office of Inspector General, and, if we are found to be in violation of any federal healthcare fraud and false claims laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from federal healthcare programs and/or the curtailment or restructuring of our operations. We are also unable to predict what impact, if any, the outcome of the matters raised by the Office of Inspector General will have on the willingness of surgeons to accept our products, our ability to hire or retain sales representatives and other employees, potential future reimbursement decisions by payors, the willingness of the CPT Editorial Panel to transition the Category III code to a permanent Category I code or other significant aspects of our business.

Any of the foregoing potential adverse developments related to the government investigation could have a material adverse effect on our business, financial position and results of operations. In addition, whether or not any claims are brought against the Company, the costs and expenses of responding to the government subpoena could be significant and could have a material adverse effect on our business, financial position and results of operations.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in such promotion.

Our currently marketed products have been cleared by the FDA’s 510(k) clearance process (or were exempt from the 510(k) process) for use under specific circumstances for the treatment of certain lower lumbar spine conditions. We cannot, however, prevent a physician from using our products or procedure outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by the FDA to have engaged in the promotion of any our products for off-label use, we could be subject to FDA enforcement action, including significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could harm our business and results of operations and cause our stock price to decline.

Risks Related to our Common Stock

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Entities affiliated with Delphi Ventures and Advanced Technology Ventures, which are each principal stockholders of TranS1 Inc., purchased an aggregate of 2,538,461 shares of common stock in the September 2011 financing at the public offering price. Additionally, David Simpson, one of our directors, and Joseph Slattery, our Chief Financial Officer, purchased 50,000 shares and 15,000 shares, respectively, in the September 2011 financing at the public offering price. As a result, as of September 30, 2011, our officers, directors and principal stockholders, collectively held approximately 49.4% of our outstanding common stock. These stockholders, if they act together, could potentially exercise their significant voting power and influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may not be in the best interests of our other stockholders.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes.

As of September 30, 2011, we have net operating loss carryforwards (“NOL”) of approximately $104.0 million. In general, if there is an “ownership change” with respect to the Company, as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), the utilization of our NOL carryfowards may be subject to substantial limitations imposed by the Code, and similar state provisions. In general, an ownership change occurs whenever there is a shift in ownership of our Company by more than 50 percentage points by one or more 5% shareholders over a specified time period (generally three years). Given Section 382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our common stock that is outside of the Company’s control. As a result of current and prior offerings of our common stock, the utilization of the NOL carryfowards may be subject to the substantial limitations imposed by Section 382 of the Code, and similar state provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b)	Uses of Proceeds from Sale of Registered Securities

In May 2011, we filed the Registration Statement (Filing No. 333-174255) with the SEC, which became effective on August 1, 2011. Depending on our non-affiliated public equity float during the time period prior to consummating a financing transaction, and during the time period following effectiveness of the Registration Statement, the Registration Statement allowed us to raise up to $50 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

On September 21, 2011, we entered into a purchase agreement with Piper Jaffray & Co., as the lead underwriter, to sell 6,200,000 shares of our common stock in a public offering. The shares were offered and sold pursuant to a prospectus supplement dated September 21, 2011 and an accompanying base prospectus dated August 1, 2011, in connection with a “takedown” offering pursuant to the Registration Statement. On September 26, 2011, the shares were sold to the public at a price of $3.25 per share. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $18.3 million.

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

TranS1 Inc.

Date: November 9, 2011	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: November 9, 2011	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer

TranS1 Inc.

Exhibit Index

Exhibit

No.                                                                                                               Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*

Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.