Form 10-Q
period 2012-03-31
TRANS1 INC
filed 2012-05-14
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2012 was 27,246,975

TRANS1 INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

TranS1 Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$3,782	$5,130
Cost of revenue	997	1,296

Gross profit	2,785	3,834

Operating expenses:
Research and development	1,333	1,582
Sales and marketing	5,299	6,383
General and administrative	1,881	1,613

Total operating expenses	8,513	9,578

Operating loss	(5,728)	(5,744)
Other income (expense), net	(30)	18

Net loss	$(5,758)	$(5,726)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	8

Comprehensive loss	$(5,758)	$(5,718)

Net loss per common share – basic and diluted	$(0.21)	$(0.27)

Weighted average common shares outstanding - basic and diluted	27,245	20,886

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$38,467	$38,724
Short-term investments	—	6,027
Accounts receivable, net	2,390	2,522
Inventory	4,675	4,525
Prepaid expenses and other assets	485	680

Total current assets	46,017	52,478
Property and equipment, net	2,014	1,554

Total assets	$48,031	$54,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,614	$3,303
Accrued expenses	1,304	1,203

Total current liabilities	3,918	4,506
Noncurrent liabilities	34	26
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 27,246,975 and 27,244,059 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	158,740	158,403
Accumulated other comprehensive income	13	13
Accumulated deficit	(114,677)	(108,919)

Total stockholders’ equity	44,079	49,500

Total liabilities and stockholders’ equity	$48,031	$54,032

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,758)	$(5,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	148
Stock-based compensation	331	379
Allowance for excess and obsolete inventory	12	240
Provision for bad debts	(41)	25
Loss on disposal of fixed assets	30	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	173	56
Increase in inventory	(162)	(522)
(Increase) decrease in prepaid expenses	195	(89)
Decrease in accounts payable	(689)	(10)
Increase (decrease) in accrued expenses	109	(479)

Net cash used in operating activities	(5,593)	(5,978)

Cash flows from investing activities:
Purchases of property and equipment	(697)	(69)
Purchases of investments	—	(16,102)
Sales and maturities of investments	6,027	4,009

Net cash provided by (used in) investing activities	5,330	(12,162)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	12

Net cash provided by financing activities	6	12

Effect of exchange rate changes on cash and cash equivalents	—	8

Net decrease in cash and cash equivalents	(257)	(18,120)
Cash and cash equivalents, beginning of period	38,724	24,461

Cash and cash equivalents, end of period	$38,467	$6,341

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ and Avatar™ lumbar posterior fixation systems and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. The Company commercially launched its AxiaLIF 1L+ product in September 2011. The Company commercially launched its VEO lateral access and interbody fusion system in November 2011. The Company sells its products through a direct sales force, independent sales agents and independent distributors.

The Company has forty-four issued United States patents, fourteen pending or provisional patent applications in the United States, five issued European patents, six issued Japanese patents, and twelve foreign patent application families as counterparts of U.S. cases. The issued and pending patents cover, among other things, (i) the Company’s method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants, (ii) apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form, and (iii) implants for fusion and motion preservation in the spine.

The Company owns eight trademark registrations in the United States, nine trademark registrations in the European Union, and one registered trademark in Canada. The Company also owns one pending trademark application in the United States, one pending trademark application in Canada and two pending trademark applications in China.

On September 26, 2011, the Company completed a public offering of 6,200,000 shares of its common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to the Company of approximately $18.2 million, net of underwriting discounts, commissions and offering expenses, and has been included in Stockholders’ Equity as common stock and additional paid-in capital. At March 31, 2012 and December 31, 2011, there were 27,246,975 and 27,244,059 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

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

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company implemented this guidance in the first quarter of 2012 and it did not have a material impact on its financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of other comprehensive income in a single continuous statement, or in two separate, but consecutive, statements. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The Company implemented this guidance in the first quarter of 2012 and it did not have a material effect on its financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2012	2011
Weighted average stock options outstanding	3,051,991	2,592,507

5.	Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.

At March 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents and short-term investments. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Available for sale securities classified as Level 1 assets were:

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$37,967	$38,340
Short-term investments	—	6,027

Total available for sale securities	$37,967	$44,367

The Company had no Level 2 or Level 3 assets or liabilities at March 31, 2012 or December 31, 2011.

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	March 31, 2012	December 31, 2011
	(In thousands)
Gross accounts receivable	$2,699	$2,871
Allowance for uncollectible accounts	(309)	(349)

Total accounts receivable, net	$2,390	$2,522

7.	Inventories

The following table presents the components of inventories:

	March 31, 2012	December 31, 2011
	(In thousands)
Work-in-process	$2,267	$2,515
Finished goods	2,115	1,771
Raw materials	293	239

Total inventories	$4,675	$4,525

8.	Accrued Expenses

The following table presents the components of accrued expenses:

	March 31, 2012	December 31, 2011
	(In thousands)
Bonus	$380	$351
Commission	273	365
Vacation	232	136
Legal and professional fees	168	175
Travel and entertainment	66	23
Franchise taxes	48	91
Other	137	62

Total accrued expenses	$1,304	$1,203

9.	Contingencies

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2011, and in other filings we make with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

Overview

We are a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lower lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through an incision adjacent to the tailbone and can perform an entire interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. We currently market the AxiaLIF family of products for single and two level lumbar fusion, the VEO lateral access and interbody fusion system, the Vectre and Avatar lumbar posterior fixation systems and Bi-Ostetic bone void filler, a biologics product. We also market products that may be used with our AxiaLIF surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the FDA for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. We commercially launched our AxiaLIF 1L+ product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011. We currently sell our products through a direct sales force, independent sales agents and international distributors.

In March 2012, we announced that the Current Procedural Terminology (“CPT”) Editorial Panel, or the Panel, voted to approve an application for a new Category I CPT code, 225XX1, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 019XXT, as an add-on code to the new Category I code for use when performing L4/5 spinal fusion. The new CPT codes were announced on the American Medical Association’s website on March 2, 2012, and will become effective on January 1, 2013. This vote will result in the issuance of a Category I code effective January 1, 2013. Prior to a code being issued, a value for the code will be determined based on the time needed to perform the physician service. This is known as the RUC process. Once this process is complete, a recommendation is made to the Center for Medicare and Medicaid Services who determines the ultimate value that is assigned to a code. This process will be complete and a value for our Category I code will be released in November 2012.

We rely on third parties to manufacture all of our products and their components, except for our nitinol nucleus cutter blades, which we manufacture at our facility in Wilmington, North Carolina. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization or other internal quality standards, where applicable. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times, all of which we believe allows us to compete with larger-volume manufacturers of spine surgery products.

Since inception, we have been unprofitable. As of March 31, 2012, we had an accumulated deficit of $114.7 million.

We expect to continue to invest in creating a sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

On September 26, 2011, we completed a public offering of 6,200,000 shares of our common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to us of approximately $18.2 million, net of underwriting discounts, commissions and offering expenses.

Financial Operations

	Three Months Ended March 31,
	2012	2011	% change
	(dollars in thousands)
Revenue	$3,782	$5,130	(26.3%)
Cost of revenue	997	1,296	(23.1%)
Gross margin %	73.6%	74.7%	(1.5%)
Total operating expenses	8,513	9,578	(11.1%)
Net loss	(5,758)	(5,726)	(0.6%)

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

Cost of Revenue

Cost of revenue consists primarily of material and overhead costs related to our products, including reusable kit depreciation and product royalties. Overhead costs include facilities-related costs, such as rent and utilities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2012

Revenue Revenue decreased from $5.1 million in the three months ended March 31, 2011 to $3.8 million in the three months ended March 31, 2012. The $1.3 million decrease in revenue from 2011 to 2012 was primarily a result of a lower number of AxiaLIF cases performed in 2012, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L and AxiaLIF 1L+ products decreased from $2.5 million in the three months ended March 31, 2011 to $1.5 million in the three months ended March 31, 2012, and sales of our AxiaLIF 2L+ products decreased from $1.5 million in the three months ended March 31, 2011 to $1.1 million in the three months ended March 31, 2012. In the three months ended March 31, 2012, average revenue per AxiaLIF case increased, primarily as a result of a price increase effective April 1, 2011, the release of new AxiaLIF products and penetration into existing cases by our other products. In the three months ended March 31, 2011 and 2012, we recorded 369 and 222 domestic AxiaLIF cases, respectively, including 102 AxiaLIF 2L+ cases in the three months ended March 31, 2011, and 76 AxiaLIF 2L+ cases in the three months ended March 31, 2012. During the three months ended March 31, 2012, we generated $0.3 million in revenue from our VEO lateral access and interbody fusion system, which was commercially launched in November 2011. For the three months ended March 31, 2011 and 2012 we generated $0.4 million and $0.2 million, respectively, in revenues from sales of our posterior fixation systems. Revenue generated outside the United States decreased from $0.6 million in the three months ended March 31, 2011 to $0.3 million in the three months ended March 31, 2012. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization. There were no initial stocking shipments to new distributors outside the United States in the three months ended March 31, 2011 and 2012. In the three months ended March 31, 2011 and 2012, 89% and 93%, respectively, of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $1.3 million in the three months ended March 31, 2011 to $1.0 million in the three months ended March 31, 2012. Gross margin decreased from 74.7% in the three months ended March 31, 2011 to 73.6% in the three months ended March 31, 2012. The decrease in gross margin was due to a higher percentage of sales being derived from ancillary products, the VEO lateral system and distributed products in 2012 as compared to 2011, all which have a lower gross margin than our AxiaLIF products, and increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product. These decreases in gross margin were partially offset by lower inventory obsolescence reserves taken in the current year.

Research and Development Research and development expenses decreased from $1.6 million in the three months ended March 31, 2011 to $1.3 million in the three months ended March 31, 2012. The $0.3 million decrease in expenses from 2011 to 2012 was primarily due to the timing of clinical trial activities and lower development project related expenses.

Sales and Marketing Sales and marketing expenses decreased from $6.4 million in the three months ended March 31, 2011 to $5.3 million in the three months ended March 31, 2012. The decrease in expenses from 2011 to 2012 of $1.1 million was primarily due to lower personnel-related costs of $1.0 million, including lower commissions of $0.2 million, as we reduced our direct sales headcount, and decreased travel and entertainment expenses of $0.2 million related to the lower headcount, partially offset by an increase in promotional and training expenses of $0.2 million.

General and Administrative General and administrative expenses increased from $1.6 million in the three months ended March 31, 2011 to $1.9 million in the three months ended March 31, 2012. The increase in expenses from 2011 to 2012 of $0.3 million was primarily due to an increase in legal fee expense of $0.5 million, primarily related to the investigation being conducted by the Department of Health and Human Services, Office of Inspector General, partially offset by a decrease in personnel-related expenses of $0.1 million.

Other Income (Expense), Net Other income (expense), net, decreased from $18,000 in income in the three months ended March 31, 2011 to expense of $30,000 in the three months ended March 31, 2012. The change of $48,000 from 2011 to 2012 was primarily related to a loss on the disposal of fixed assets of $30,000 and a reduction in interest income of $19,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of March 31, 2012, we had an accumulated deficit of $114.7 million. We have not yet achieved profitability, and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million and the net proceeds of our September 2011 stock offering of $18.2 million have funded our operations since then.

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (Filing No. 333-174255) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”), which became effective on August 1, 2011. The Shelf Registration Statement allowed us to raise up to $50 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On September 21, 2011, we entered into a purchase agreement with Piper Jaffray & Co. as the lead underwriter, to sell 6,200,000 shares of our common stock in a public offering. The shares were offered and sold pursuant to a prospectus supplement dated September 21, 2011 and an accompanying base prospectus dated August 1, 2011, in connection with a “takedown” offering pursuant to the Shelf Registration Statement. On September 26, 2011, the shares were sold to the public at a price of $3.25 per share. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $18.2 million. As a result of the public offering of the shares, we are currently authorized to issue up to $29.85 million of our securities pursuant to the Shelf Registration Statement (which amount may be subject to increase in accordance with SEC rules). The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined.

As of March 31, 2012, we did not have any outstanding debt financing arrangements, we had working capital of $42.1 million and our primary source of liquidity was $38.5 million in cash and cash equivalents. We currently invest our cash and cash equivalents primarily in money market treasury funds.

Cash, cash equivalents and short-term investments decreased from $44.8 million at December 31, 2011 to $38.5 million at March 31, 2012. The decrease of $6.3 million was primarily the result of net cash used in operating activities of $5.6 million and purchases of property and equipment of $0.7 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $5.6 million in the three months ended March 31, 2012. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, and the loss on disposal of fixed assets, combined with changes in working capital requirements to support the market acceptance of our products.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $5.3 million in the three months ended March 31, 2012. This amount reflected sales and maturities of short-term investments of $6.0 million, offset by the purchases of property and equipment of $0.7 million, primarily for reusable instrument kits used in the field and up-fitting our new training facility.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2012 was $6,000, which represented proceeds from the issuance of shares of our common stock upon the exercise of stock options.

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

Under the Shelf Registration Statement, we have the ability to issue debt securities, common stock, preferred stock, or warrants, or any combination thereof. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. In addition, any debt securities we issue could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Furthermore, any preferred equity securities we issue could have rights senior to those associated with our common stock. We are currently authorized to issue up to $29.85 million of our securities pursuant to the Shelf Registration Statement (which amount may be subject to increase in accordance with SEC rules). The timing and terms of any additional financing transactions, whether pursuant to the Shelf Registration Statement or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development, sales and marketing efforts.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in any of our accounting policies since December 31, 2011.

New Accounting Standards

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We implemented this guidance in the first quarter of 2012 and it did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of other comprehensive income in a single continuous statement, or in two separate, but consecutive, statements. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011. We implemented this guidance in the first quarter of 2012 and it did not have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are filing this report as a “Smaller Reporting Company” and, as a result, are not required to provide disclosure pursuant to this Item 3 of Part I of Form 10-Q.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reporting Status

Effective July 1, 2010, we became a “Smaller Reporting Company” under Rule 12b-2 of the Exchange Act and we continue to qualify as a “Smaller Reporting Company” for purposes of filing this report. Prior to that date, we were an “Accelerated Filer” under Rule 12b-2. This classification is based on the aggregate market value of our voting and non-voting stock held by non-affiliates as of the last trading day of our second fiscal quarter of any particular fiscal year.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

(b)	Uses of Proceeds from Sale of Registered Securities

In May 2011, we filed the Shelf Registration Statement with the SEC, which became effective on August 1, 2011. The Shelf Registration Statement allowed us to raise up to $50 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

On September 21, 2011, we entered into a purchase agreement with Piper Jaffray & Co., as the lead underwriter, to sell 6,200,000 shares of our common stock in a public offering. The shares were offered and sold pursuant to a prospectus supplement dated September 21, 2011 and an accompanying base prospectus dated August 1, 2011, in connection with a “takedown” offering pursuant to the Shelf Registration Statement. On September 26, 2011, the shares were sold to the public at a price of $3.25 per share. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $18.2 million. As a result of the public offering of the shares, we are currently authorized to issue up to $29.85 million of our securities pursuant to the Shelf Registration Statement (which amount may be subject to increase in accordance with SEC rules). The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement or otherwise, have not yet been determined.

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

TranS1 Inc.

Date: May 14, 2012	By:	/s/ KEN REALI
Ken Reali
President and Chief Executive Officer

Date: May 14, 2012	By:	/s/ JOSEPH P. SLATTERY
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

*

Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.