Form 10-Q
period 2012-06-30
TRANS1 INC
filed 2012-08-14
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2012 was 27,274,823 shares.

TRANS1 INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

TranS1 Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$3,460	$5,337	$7,243	$10,467
Cost of revenue	912	1,173	1,909	2,469
Gross profit	2,548	4,164	5,334	7,998

Operating expenses:
Research and development	1,244	1,212	2,577	2,794
Sales and marketing	5,371	5,671	10,670	12,054
General and administrative	2,224	1,610	4,106	3,223
Total operating expenses	8,839	8,493	17,353	18,071
Operating loss	(6,291)	(4,329)	(12,019)	(10,073)
Other income (expense), net	(2)	20	(32)	38
Net loss	$(6,293)	$(4,309)	$(12,051)	$(10,035)

Other comprehensive income (loss)::
Foreign currency translation adjustments	0	6	0	14
Comprehensive loss	$(6,293)	$(4,303)	$(12,051)	$(10,021)
Net loss per common share – basic and diluted	$(0.23)	$(0.21)	$(0.44)	$(0.48)

Weighted average common shares outstanding - basic and diluted	27,255	20,915	27,250	20,901

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$33,407	$38,724
Short-term investments	0	6,027
Accounts receivable, net	2,053	2,522
Inventory	5,143	4,525
Prepaid expenses and other assets	531	680
Total current assets	41,134	52,478
Property and equipment, net	2,407	1,554
Total assets	$43,541	$54,032

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,557	$3,303
Accrued expenses	1,626	1,203
Total current liabilities	5,183	4,506
Noncurrent liabilities	81	26
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 27,274,823 and 27,244,059 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	159,231	158,403
Accumulated other comprehensive income	13	13
Accumulated deficit	(120,970)	(108,919)
Total stockholders' equity	38,277	49,500
Total liabilities and stockholders' equity	$43,541	$54,032

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,051)	$(10,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	474	309
Stock-based compensation	760	937
Allowance for excess and obsolete inventory	59	348
Provision for bad debts	(37)	40
Loss on disposal of fixed assets	30	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	506	(157)
Increase in inventory	(677)	(938)
Decrease in prepaid expenses	149	30
Increase (decrease) in accounts payable	254	(104)
Increase (decrease) in accrued expenses	478	(697)
Net cash used in operating activities	(10,055)	(10,266)

Cash flows from investing activities:
Purchases of property and equipment	(1,357)	(337)
Purchases of investments	-	(16,102)
Sales and maturities of investments	6,027	8,054
Net cash provided by (used in) investing activities	4,670	(8,385)

Cash flows from financing activities:
Proceeds from issuance of common stock	68	139
Net cash provided by financing activities	68	139
Effect of exchange rate changes on cash and cash equivalents	0	14
Net decrease in cash and cash equivalents	(5,317)	(18,498)
Cash and cash equivalents, beginning of period	38,724	24,461
Cash and cash equivalents, end of period	$33,407	$5,963

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ and Avatar™ lumbar posterior fixation systems and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. The Company commercially launched its AxiaLIF 1L+ product in September 2011. The Company commercially launched its VEO lateral access and interbody fusion system in November 2011 in the United States and in July 2012 in the European Union. The Company sells its products through a direct sales force, independent sales agents and independent distributors.

The Company has forty-five issued United States patents, twelve pending patent applications or provisional patent applications in the United States, five issued European patents, seven issued Japanese patents, and ten foreign patent application families as counterparts of U.S. cases. The issued and pending patents cover, among other things, (i) the Company’s method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants, (ii) apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form, (iii) implants for fusion and motion preservation in the spine, and (iv) a lateral access and interbody fusion system.

The Company owns eight trademark registrations in the United States, nine trademark registrations in the European Union and two registered trademarks in Canada. The Company also owns one pending trademark application in the United States, four pending trademark applications in China and one pending trademark application in the European Union.

On September 26, 2011, the Company completed a public offering of 6,200,000 shares of its common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to the Company of approximately $18.2 million, net of underwriting discounts, commissions and offering expenses, and has been included in stockholders' equity as common stock and additional paid-in capital. At June 30, 2012 and December 31, 2011, there were 27,274,823 and 27,244,059 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

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

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Impact of Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company implemented this guidance in the first quarter of 2012 and it did not have a material impact on its financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average stock options outstanding	3,371,301	2,845,286	3,185,326	2,660,286

5.	Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.

At June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Available for sale securities classified as Level 1 assets were:

	June 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$33,067	$38,340
Short-term investments	0	6,027
Total available for sale securities	$33,067	$44,367

The Company had no Level 2 or Level 3 assets or liabilities at June 30, 2012 or December 31, 2011.

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	June 30,	December 31,
	2012	2011
	(In thousands)
Gross accounts receivable	$2,365	$2,871
Allowance for uncollectible accounts	(312)	(349)
Total accounts receivable, net	$2,053	$2,522

7.	Inventories

The following table presents the components of inventories:

	June 30,	December 31,
	2012	2011
	(In thousands)
Work-in-process	$2,606	$2,515
Finished goods	2,226	1,771
Raw materials	311	239
Total inventories	$5,143	$4,525

8.	Accrued Expenses

The following table presents the components of accrued expenses:

	June 30,	December 31,
	2012	2011
	(In thousands)
Bonus	$649	$351
Commission	280	365
Vacation	270	136
Legal and professional fees	180	175
Travel and entertainment	48	23
Franchise taxes	46	91
Other	153	62
Total accrued expenses	$1,626	$1,203

9.	Contingencies

In October 2011, the Company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents for the period January 1, 2008 through October 6, 2011. The Company is cooperating with the government’s request and is in the process of responding to the subpoena. The Company and its counsel have met with representatives from the government two times during the past three months and continue to work toward a conclusion to this matter. The Company is unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of the matters related to this subpoena or what impact, if any, the outcome of these matters might have on the Company’s consolidated financial position, results of operations, or cash flows. No claims have been made against the Company at this time.

In January 2012, the Company received notice that a class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of a class consisting of all persons other than the defendants who purchased the Company’s common stock between February 21, 2008 and October 17, 2011. The Company is in the process of responding to this lawsuit. The Company is unable to predict what impact, if any, the outcome of this matter might have on the Company’s consolidated financial position, results of operations, or cash flows.

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

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the FDA for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we entered into agreements to distribute Avatar, a pedicle screw system, and Bi-Ostetic bone void filler, a biologics product. We commercially launched our AxiaLIF 1L+ product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011 and in July 2012 we received a CE mark for our VEO lateral access and interbody fusion system and began commercialization in the European market. We currently sell our products through a direct sales force, independent sales agents and international distributors.

In March 2012, we announced that the Current Procedural Terminology (“CPT”) Editorial Panel, or the Panel, voted to approve an application for a new Category I CPT code, 225XX1, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 019XXT, as an add-on code to the new Category I code for use when performing L4/5 spinal fusion. The new CPT codes were announced on the American Medical Association’s website on March 2, 2012, and will become effective on January 1, 2013. This vote will result in the issuance of a Category I code effective January 1, 2013. The Medicare final rule released in early November will provide commentary on the value of the new Category I code.

We rely on third parties to manufacture all of our products and their components, except for our nitinol nucleus cutter blades, which we manufacture at our facility in Wilmington, North Carolina. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization or other internal quality standards, where applicable. We believe these manufacturing relationships allow us to work with suppliers who have the best specific competencies while we minimize our capital investment, control costs and shorten cycle times.

Since inception, we have been unprofitable. As of June 30, 2012, we had an accumulated deficit of $121.0 million.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

On September 26, 2011, we completed a public offering of 6,200,000 shares of our common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to us of approximately $18.2 million, net of underwriting discounts, commissions and offering expenses.

Financial Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% change	2012	2011	% change
	($’s in thousands)
Revenue	$3,460	$5,337	-35.2%	$7,243	$10,467	-30.8%
Cost of revenue	912	1,173	-22.3%	1,909	2,469	-22.7%
Gross margin %	73.6%	78.0%	-5.6%	73.6%	76.4%	-3.7%
Total operating expenses	8,839	8,493	4.1%	17,353	18,071	-4.0%
Net loss	(6,293)	(4,309)	-46.0%	(12,051)	(10,035)	-20.1%

Revenue

We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The second sales method is for sales to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment and the customer only has the right of return for defective products. We recognize revenue upon the shipment of the product to distributors outside the United States. We expect that a substantial portion of our revenues will continue to be generated in the United States in future periods.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2012

Revenue Revenue decreased from $5.3 million in the three months ended June 30, 2011 to $3.5 million in the three months ended June 30, 2012. The $1.8 million decrease in revenue from 2011 to 2012 was primarily a result of a lower number of AxiaLIF cases performed in 2012, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L and AxiaLIF 1L+ products decreased from $2.8 million in the three months ended June 30, 2011 to $1.5 million in the three months ended June 30, 2012, and sales of our AxiaLIF 2L+ products decreased from $1.4 million in the three months ended June 30, 2011 to $0.8 million in the three months ended June 30, 2012. In the three months ended June 30, 2012, average revenue per AxiaLIF case increased, primarily as a result of a price increase effective April 1, 2012, the release of new AxiaLIF products and penetration into existing cases by our other products. In the three months ended June 30, 2011 and 2012, we recorded 369 and 193 domestic AxiaLIF cases, respectively, including 90 AxiaLIF 2L+ cases in the three months ended June 30, 2011, and 53 AxiaLIF 2L+ cases in the three months ended June 30, 2012. During the three months ended June 30, 2011 we generated $30,000 in revenue from our VEO lateral access and interbody fusion system, which was commercially launched in November 2011, compared to $0.4 million in the three months ended June 30, 2012. For the three months ended June 30, 2011 and 2012 we generated $0.4 million and $0.2 million, respectively, in revenues from sales of our posterior fixation systems. Sales of our Bi-Ostetic bone void filler decreased from $0.3 million in the three months ended June 30, 2011 to $0.2 million in the three months ended June 30, 2012. Revenue generated outside the United States decreased from $0.4 million in the three months ended June 30, 2011 to $0.2 million in the three months ended June 30, 2012. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization. There was $47,000 in initial stocking shipments to new distributors outside the United States in the three months ended June 30, 2011 compared to $25,000 in initial stocking shipments to new distributors in the three months ended June 30, 2012. In the three months ended June 30, 2011 and 2012, 92% and 93%, respectively, of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $1.2 million in the three months ended June 30, 2011 to $0.9 million in the three months ended June 30, 2012. Gross margin decreased from 78.0% in the three months ended June 30, 2011 to 73.6% in the three months ended June 30, 2012. The decrease in gross margin was due to a higher percentage of sales being derived from ancillary and distributed products in 2012 as compared to 2011, which have a lower gross margin than our AxiaLIF products, increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product, and royalty expense.

Research and Development Research and development expenses were consistent at $1.2 million for both the three months ended June 30, 2011 and 2012.

Sales and Marketing Sales and marketing expenses decreased from $5.7 million in the three months ended June 30, 2011 to $5.4 million in the three months ended June 30, 2012. The decrease in expenses from 2011 to 2012 of $0.3 million was primarily due to lower personnel-related costs of $0.4 million as we reduced our direct sales headcount, lower commissions of $0.3 million as our revenues declined and decreased travel and entertainment expenses of $0.1 million related to the lower headcount, partially offset by an increase in consulting and training expenses of $0.5 million.

General and Administrative General and administrative expenses increased from $1.6 million in the three months ended June 30, 2011 to $2.2 million in the three months ended June 30, 2012. The increase in expenses from 2011 to 2012 of $0.6 million was primarily due to an increase in legal fee expense of $0.8 million, primarily related to the investigation being conducted by the Department of Health and Human Services, Office of Inspector General, partially offset by a decrease in personnel-related expenses of $0.1 million.

Other Income (Expense), Net Other income (expense), net, decreased from $20,000 in income in the three months ended June 30, 2011 to expense of $2,000 in the three months ended June 30, 2012. The change of $22,000 from 2011 to 2012 was primarily related to a decrease in interest income earned on cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2011 and 2012

Revenue Revenue decreased from $10.5 million in the six months ended June 30, 2011 to $7.2 million in the six months ended June 30, 2012. Consistent with the second quarter comparison, the $3.3 million decrease in revenue from 2011 to 2012 was primarily a result of a lower number of AxiaLIF cases performed in 2012, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L and AxiaLIF 1L+ products decreased from $5.2 million in the six months ended June 30, 2011 to $3.0 million in the six months ended June 30, 2012, and sales of our AxiaLIF 2L+ products decreased from $2.9 million in the six months ended June 30, 2011 to $1.9 million in the six months ended June 30, 2012. In the six months ended June 30, 2012, average revenue per AxiaLIF case increased, primarily as a result of a price increase effective April 1, 2012, the release of new AxiaLIF products and penetration into existing cases by our other products. In the six months ended June 30, 2011 and 2012, we recorded 738 and 415 domestic AxiaLIF cases, respectively, including 191 AxiaLIF 2L+ cases in the six months ended June 30, 2011, and 129 AxiaLIF 2L+ cases in the six months ended June 30, 2012. During the six months ended June 30, 2011 and 2012, we generated $30,000 and $0.7 million in revenue from our VEO lateral access and interbody fusion system, which was commercially launched in November 2011. For the six months ended June 30, 2011 and 2012 we generated $0.8 million and $0.5 million, respectively, in revenues from sales of our posterior fixation systems and sales of our Bi-Ostetic bone void filler decreased from $0.5 million in the six months ended June 30, 2011 to $0.4 million in the six months ended June 30, 2012. Revenue generated outside the United States decreased from $1.0 million in the six months ended June 30, 2011 to $0.5 million in the six months ended June 30, 2012. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization. In the six months ended June 30, 2011 and 2012, there were $47,000 and $25,000, respectively, in initial stocking shipments to new distributors outside the United States. In the six months ended June 30, 2011 and 2012, 91% and 93%, respectively, of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $2.5 million in the six months ended June 30, 2011 to $1.9 million in the six months ended June 30, 2012. Gross margin decreased from 76.4% in the six months ended June 30, 2011 to 73.6% in the six months ended June 30, 2012. The decrease in gross margin was due to a higher percentage of sales being derived from ancillary and distributed products in 2012 as compared to 2011, which have a lower gross margin than our AxiaLIF products, increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product, and royalty expense. These decreases in gross margin were partially offset by lower inventory obsolescence reserves taken in the current year.

Research and Development Research and development expenses decreased from $2.8 million in the six months ended June 30, 2011 to $2.6 million in the six months ended June 30, 2012. The $0.2 million decrease in expenses from 2011 to 2012 was primarily related to a decrease in clinical study and project expense of $0.3 million, offset by an increase in personnel-related expense of $0.1 million.

Sales and Marketing Sales and marketing expenses decreased from $12.1 million in the six months ended June 30, 2011 to $10.7 million in the six months ended June 30, 2012. The decrease in expenses from 2011 to 2012 of $1.4 million was primarily due to lower personnel-related costs of $1.3 million as we reduced our direct sales headcount, lower commissions of $0.5 million as our revenues declined and decreased travel and entertainment expenses of $0.3 million related to the lower headcount, partially offset by an increase in consulting and training expenses of $0.7 million.

General and Administrative General and administrative expenses increased from $3.2 million in the six months ended June 30, 2011 to $4.1 million in the six months ended June 30, 2012. The increase in expenses from 2011 to 2012 of $0.9 million was primarily related to an increase in legal fee expense of $1.4 million, primarily related to the investigation being conducted by the Department of Health and Human Services, Office of Inspector General, partially offset by a decrease in personnel-related expenses of $0.2 million, a decrease in other legal fee expense of $0.1 million and a decrease in insurance of $0.1 million.

Other Income (Expense), Net Other income (expense), net, decreased from $38,000 in income in the six months ended June 30, 2011 to expense of $32,000 in the six months ended June 30, 2012. The change of $70,000 from 2011 to 2012 was primarily related to a reduction in interest income earned on cash and cash equivalents of $38,000 and a loss on the sale of fixed assets of $30,000 in the six months ended June 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of June 30, 2012, we had an accumulated deficit of $121.0 million. We have not yet achieved profitability, and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million and the net proceeds of our September 2011 stock offering of $18.2 million have funded our operations since then.

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (Filing No. 333-174255) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”), which became effective on August 1, 2011. The Shelf Registration Statement allowed us to raise up to $50 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. On September 21, 2011, we entered into a purchase agreement with Piper Jaffray & Co. as the lead underwriter, to sell 6,200,000 shares of our common stock in a public offering. The shares were offered and sold pursuant to a prospectus supplement dated September 21, 2011 and an accompanying base prospectus dated August 1, 2011, in connection with a "takedown" offering pursuant to the Shelf Registration Statement. On September 26, 2011, the shares were sold to the public at a price of $3.25 per share. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $18.2 million. As a result of the public offering of the shares, we are currently authorized to issue up to $29.85 million of our securities pursuant to the Shelf Registration Statement (which amount may be subject to increase in accordance with SEC rules). The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

As of June 30, 2012, we did not have any outstanding debt financing arrangements, we had working capital of $36.0 million and our primary source of liquidity was $33.4 million in cash and cash equivalents. We currently invest our cash and cash equivalents primarily in money market treasury funds.

Cash, cash equivalents and short-term investments decreased from $44.8 million at December 31, 2011 to $33.4 million at June 30, 2012. The decrease of $11.4 million was primarily the result of net cash used in operating activities of $10.1 million and purchases of property and equipment of $1.4 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $10.1 million in the six months ended June 30, 2012. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, and the loss on disposal of fixed assets, combined with changes in working capital requirements to support the market acceptance of our products.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $4.7 million in the six months ended June 30, 2012. This amount reflected sales and maturities of short-term investments of $6.0 million, offset by the purchases of property and equipment of $1.4 million, primarily for reusable instrument kits used in the field and up-fitting our new training facility.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2012 was $68,000, which represented proceeds from the issuance of shares of common stock under our employee stock purchase program and upon the exercise of stock options.

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

New Accounting Standards

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance was effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We implemented this guidance in the first quarter of 2012 and it did not have a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents for the period January 1, 2008 through October 6, 2011. We are cooperating with the government’s request and are in the process of responding to the subpoena. We, along with our counsel, have met with representatives from the government two times during the past three months and continue to work toward a conclusion to this matter. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of the matters related to this subpoena or what impact, if any, the outcome of these matters might have on our consolidated financial position, results of operations, or cash flows. No claims have been made against us at this time.

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

On September 21, 2011, we entered into a purchase agreement with Piper Jaffray & Co., as the lead underwriter, to sell 6,200,000 shares of our common stock in a public offering. The shares were offered and sold pursuant to a prospectus supplement dated September 21, 2011 and an accompanying base prospectus dated August 1, 2011, in connection with a "takedown" offering pursuant to the Shelf Registration Statement. On September 26, 2011, the shares were sold to the public at a price of $3.25 per share. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were $18.2 million. As a result of the public offering of the shares, we are currently authorized to issue up to $29.85 million of our securities pursuant to the Shelf Registration Statement (which amount may be subject to increase in accordance with SEC rules). The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement or otherwise, have not yet been determined.

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

TranS1 Inc.

Date: August 14, 2012	By: /s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: August 14, 2012	By: /s/ Joseph P. Slattery
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

