Form 10-Q
period 2012-09-30
TRANS1 INC
filed 2012-11-08
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding as of November 2, 2012 was 27,287,001 shares.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

TranS1 Inc.

Consolidated Statements of Operations nd Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$3,198	$4,696	$10,441	$15,163
Cost of revenue	838	1,044	2,747	3,513
Gross profit	2,360	3,652	7,694	11,650

Operating expenses:
Research and development	1,361	1,047	3,937	3,841
Sales and marketing	4,453	4,602	15,124	16,656
General and administrative	2,297	1,298	6,403	4,522
Total operating expenses	8,111	6,947	25,464	25,019
Operating loss	(5,751)	(3,295)	(17,770)	(13,369)
Other income (expense), net	(114)	(32)	(146)	7
Net loss	$(5,865)	$(3,327)	$(17,916)	$(13,362)

Other comprehensive loss:
Foreign currency translation adjustments	1	(12)	1	2
Comprehensive loss	$(5,864)	$(3,339)	$(17,915)	$(13,360)
Net loss per common share – basic and diluted	$(0.22)	$(0.16)	$(0.66)	$(0.64)

Weighted average common shares outstanding - basic and diluted	27,275	21,288	27,258	21,031

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$27,233	$38,724
Short-term investments	0	6,027
Accounts receivable, net	2,076	2,522
Inventory	5,163	4,525
Prepaid expenses and other assets	387	680
Total current assets	34,859	52,478
Property and equipment, net	2,291	1,554
Total assets	$37,150	$54,032

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,626	$3,303
Accrued expenses	1,723	1,203
Total current liabilities	4,349	4,506
Noncurrent liabilities	86	26
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 27,274,823 and 27,244,059 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3	3
Additional paid-in capital	159,533	158,403
Accumulated other comprehensive income	14	13
Accumulated deficit	(126,835)	(108,919)
Total stockholders' equity	32,715	49,500
Total liabilities and stockholders' equity	$37,150	$54,032

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,916)	$(13,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	794	473
Stock-based compensation	1,062	1,254
Allowance for excess and obsolete inventory	109	512
(Reversal of) provision for bad debts	(27)	87
Loss on disposal of fixed assets	261	49
Changes in operating assets and liabilities:
Decrease in accounts receivable	473	156
Increase in inventory	(747)	(867)
Decrease in prepaid expenses	294	140
Decrease in accounts payable	(678)	(316)
Increase (decrease) in accrued expenses	581	(701)
Net cash used in operating activities	(15,794)	(12,575)
Cash flows from investing activities:
Purchases of property and equipment	(1,793)	(436)
Purchases of investments	0	(16,102)
Sales and maturities of investments	6,027	16,096
Net cash provided by (used in) investing activities	4,234	(442)
Cash flows from financing activities:
Net proceeds from issuance of common stock	0	18,274
Proceeds from exercise of stock options	68	187
Net cash provided by financing activities	68	18,461
Effect of exchange rate changes on cash and cash equivalents	1	2
Net increase (decrease) in cash and cash equivalents	(11,491)	5,446
Cash and cash equivalents, beginning of period	38,724	24,461
Cash and cash equivalents, end of period	$27,233	$29,907

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and is headquartered in Wilmington, North Carolina. The Company is a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lower lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ lumbar posterior fixation system and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. The AxiaLIF 1L product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF 2L+™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into an agreement to distribute Bi-Ostetic bone void filler, a biologics product. The Company commercially launched its AxiaLIF 1L+ product in September 2011. The Company commercially launched its VEO lateral access and interbody fusion system in November 2011 in the United States and in July 2012 in the European Union. The Company sells its products through a direct sales force, independent sales agents and independent distributors.

The Company has forty-five issued United States patents, fourteen pending patent applications or provisional patent applications in the United States, eight issued European patents, seven issued Japanese patents, and seven foreign patent application families as counterparts of U.S. cases. The issued and pending patents cover, among other things, (i) the Company’s method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants, (ii) apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form, (iii) implants for fusion and motion preservation in the spine, and (iv) a lateral access and interbody fusion system.

The Company owns eight trademark registrations in the United States, nine trademark registrations in the European Union and two registered trademarks in Canada. The Company also owns two pending trademark applications in the United States, four pending trademark applications in China and one pending trademark application in the European Union.

On September 26, 2011, the Company completed a public offering of 6,200,000 shares of its common stock at an offering price of $3.25 per share. The offering resulted in aggregate proceeds to the Company of approximately $18.2 million, net of underwriting discounts, commissions and offering expenses, and has been included in stockholders' equity as common stock and additional paid-in capital. At September 30, 2012 and December 31, 2011, there were 27,274,823 and 27,244,059 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average stock options outstanding	3,409,083	2,790,581	3,224,660	2,546,090

5.	Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Short-term investments consist of U.S. agency backed debt instruments.

At September 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Cash and available for sale securities classified as Level 1 assets were:

	September 30,	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$27,233	$38,340
Short-term investments	0	6,027
Total cash and available for sale securities	$27,233	$44,367

The Company had no Level 2 or Level 3 assets or liabilities at September 30, 2012 or December 31, 2011.

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	September 30,	December 31,
	2012	2011
	(In thousands)
Gross accounts receivable	$2,325	$2,871
Allowance for uncollectible accounts	(249)	(349)
Total accounts receivable, net	$2,076	$2,522

7.	Inventories

The following table presents the components of inventories:

	September 30,	December 31,
	2012	2011
	(In thousands)
Finished goods	$2,512	$1,771
Work-in-process	2,427	2,515
Raw materials	224	239
Total inventories	$5,163	$4,525

8.	Accrued Expenses

The following table presents the components of accrued expenses:

	September 30,	December 31,
	2012	2011
	(In thousands)
Bonus	$466	$351
Vacation	326	136
Commission	311	365
Legal and professional fees	247	175
Restructuring reserve	88	0
Travel and entertainment	61	23
Franchise taxes	48	91
Other	176	62
Total accrued expenses	$1,723	$1,203

9.	Contingencies

In October 2011, the Company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents for the period January 1, 2008 through October 6, 2011. The Company is cooperating with the government’s request and is in the process of responding to the subpoena. The Company and its counsel have met with representatives from the government several times during the past four months and continue to work toward a conclusion to this matter. The Company is unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of the matters related to this subpoena or what impact, if any, the outcome of these matters might have on the Company’s consolidated financial position, results of operations, or cash flows. No claims have been made against the Company at this time. The Company’s liability, if any, resulting from this investigation cannot be estimated and as such, the Company has not recorded any liability within the condensed consolidated financial statements in relation to this matter.

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

10.	Subsequent Event

In October 2012, the Company entered into a distribution agreement with Jiade Sunshine (“Jiade”), pursuant to which Jiade will be the exclusive distributor of AxiaLIF products in the People’s Republic of China, with the exception of Hong Kong, Macau and Taiwan. Under the agreement, Jiade placed an initial order for $1,360,000, which is expected to be shipped in the fourth quarter of 2012, and is required to place additional orders on at least an annual basis for a specified minimum amount of products over the life of the agreement.

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

Overview

We are a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lower lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers. Using our pre-sacral approach, a surgeon can access discs in the lower lumbar region of the spine through an incision adjacent to the tailbone and can perform an entire interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. We currently market the AxiaLIF family of products for single and two level lumbar fusion, the VEO lateral access and interbody fusion system, the Vectre lumbar posterior fixation system and Bi-Ostetic bone void filler, a biologics product. We also market products that may be used with our AxiaLIF surgical approach, including bowel retractors, a bone graft harvesting system and additional discectomy tools. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the FDA for our AxiaLIF 1L product in the fourth quarter of 2004, and commercially introduced our AxiaLIF 1L product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF 1L product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF 2L+ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we entered into an agreement to distribute Bi-Ostetic bone void filler, a biologics product. We commercially launched our AxiaLIF 1L+ product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011 and in July 2012 we received a CE mark for our VEO lateral access and interbody fusion system and began commercialization in the European market. We currently sell our products through a direct sales force, independent sales agents and international distributors.

In March 2012, we announced that the Current Procedural Terminology (“CPT”) Editorial Panel, or the Panel, voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 0309T, as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the American Medical Association’s website on March 2, 2012, and will become effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and will become effective January 1, 2013. This CPT code, which applies to our AxiaLIF 1L+ device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation.

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

Since inception, we have been unprofitable. As of September 30, 2012, we had an accumulated deficit of $126.8 million.

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

Financial Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% change	2012	2011	% change
	($’s in thousands)
Revenue	$3,198	$4,696	-31.9%	$10,441	$15,163	-31.1%
Cost of revenue	838	1,044	-19.7%	2,747	3,513	-21.8%
Gross margin %	73.8%	77.8%	-5.1%	73.7%	76.8%	-4.0%
Total operating expenses	8,111	6,947	16.8%	25,464	25,019	1.8%
Net loss	(5,865)	(3,327)	-76.3%	(17,916)	(13,362)	-34.1%

Revenue

We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The second sales method is for sales to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment and the customer only has the right of return for defective products. We primarily recognize revenue upon the shipment of the product to distributors outside the United States. We expect that a substantial portion of our revenues will continue to be generated in the United States in future periods.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2012

Revenue Revenue decreased from $4.7 million in the three months ended September 30, 2011 to $3.2 million in the three months ended September 30, 2012. The $1.5 million decrease in revenue from 2011 to 2012 was primarily a result of a lower number of AxiaLIF cases performed in 2012, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L and AxiaLIF 1L+ products decreased from $2.2 million in the three months ended September 30, 2011 to $1.2 million in the three months ended September 30, 2012, and sales of our AxiaLIF 2L+ products decreased from $1.3 million in the three months ended September 30, 2011 to $0.7 million in the three months ended September 30, 2012. In the three months ended September 30, 2012, average revenue per AxiaLIF case increased, primarily as a result of a price increase effective April 1, 2012, the release of new AxiaLIF products and penetration into existing cases by our other products. In the three months ended September 30, 2011 and 2012, we recorded 304 and 164 domestic AxiaLIF cases, respectively, including 88 AxiaLIF 2L+ cases in the three months ended September 30, 2011, and 46 AxiaLIF 2L+ cases in the three months ended September 30, 2012. During the three months ended September 30, 2011 we generated $0.2 million in revenue from our VEO lateral access and interbody fusion system, which was commercially launched in November 2011, compared to $0.5 million in the three months ended September 30, 2012. During both the three months ended September 30, 2011 and 2012 we generated $0.2 million, in revenues from sales of our posterior fixation systems. Sales of our Bi-Ostetic bone void filler decreased from $0.3 million in the three months ended September 30, 2011 to $0.2 million in the three months ended September 30, 2012, primarily due to the decrease in AxiaLIF cases. Revenue generated outside the United States decreased from $0.4 million in the three months ended September 30, 2011 to $0.3 million in the three months ended September 30, 2012. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization. There were no initial stocking shipments to new distributors outside the United States in the three months ended September 30, 2011 compared to $85,000 in initial stocking shipments to new distributors in the three months ended September 30, 2012. In both the three months ended September 30, 2011 and 2012, 91% of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $1.0 million in the three months ended September 30, 2011 to $0.8 million in the three months ended September 30, 2012. Gross margin decreased from 77.8% in the three months ended September 30, 2011 to 73.8% in the three months ended September 30, 2012. The decrease in gross margin was due to a higher percentage of sales being derived from ancillary and distributed products in 2012 as compared to 2011, which have a lower gross margin than our AxiaLIF products, increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product, increased inventory obsolescence reserves taken and royalty expense.

Research and Development Research and development expenses increased from $1.0 million in the three months ended September 30, 2011 to $1.4 million in the three months ended September 30, 2012. The increase in expenses of $0.4 million from 2011 to 2012 was primarily related to increased clinical trials expense of $0.2 million and an increase in personnel-related costs of $0.2 million as we increased our headcount in our regulatory and clinical functions.

Sales and Marketing Sales and marketing expenses decreased from $4.6 million in the three months ended September 30, 2011 to $4.5 million in the three months ended September 30, 2012. The decrease in expenses from 2011 to 2012 of $0.1 million was primarily due to lower personnel-related costs of $0.4 including lower commissions of $0.3 million as our revenues declined, partially offset by an increase in training expenses of $0.1 million to train surgeons on our new products and an increase to travel and entertainment expense of $0.1 million.

General and Administrative General and administrative expenses increased from $1.3 million in the three months ended September 30, 2011 to $2.3 million in the three months ended September 30, 2012. The increase in expenses from 2011 to 2012 of $1.0 million was primarily due to an increase in legal fee expense of $0.7 million, primarily related to the investigation being conducted by the Department of Health and Human Services, Office of Inspector General and a restructuring expense of $0.3 million for establishing a reserve related to underutilized office space in our Wilmington facility.

Other Income (Expense), Net Other income (expense), net, increased from $32,000 in expense in the three months ended September 30, 2011 to $114,000 in expense in the three months ended September 30, 2012. The change of $82,000 from 2011 to 2012 was primarily related to a loss on the disposal of fixed assets in the three months ended September 30, 2012 from the disposal of obsolete components of certain reusable instrument kits and a decrease in interest income earned on cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2011 and 2012

Revenue Revenue decreased from $15.2 million in the nine months ended September 30, 2011 to $10.4 million in the nine months ended September 30, 2012. Consistent with the third quarter comparison, the $4.8 million decrease in revenue from 2011 to 2012 was primarily a result of a lower number of AxiaLIF cases performed in 2012, which was due primarily to physician reimbursement limitations and insurance denials for lumbar fusion surgery due to medical necessity. Domestically, sales of our AxiaLIF 1L and AxiaLIF 1L+ products decreased from $7.4 million in the nine months ended September 30, 2011 to $4.3 million in the nine months ended September 30, 2012, and sales of our AxiaLIF 2L+ products decreased from $4.2 million in the nine months ended September 30, 2011 to $2.6 million in the nine months ended September 30, 2012. In the nine months ended September 30, 2012, average revenue per AxiaLIF case increased, primarily as a result of a price increase effective April 1, 2012, the release of new AxiaLIF products and penetration into existing cases by our other products. In the nine months ended September 30, 2011 and 2012, we recorded 1,041 and 579 domestic AxiaLIF cases, respectively, including 280 AxiaLIF 2L+ cases in the nine months ended September 30, 2011, and 174 AxiaLIF 2L+ cases in the nine months ended September 30, 2012. During the nine months ended September 30, 2011 and 2012, we generated $0.3 million and $1.2 million in revenue from our VEO lateral access and interbody fusion system, which was commercially launched in November 2011. For the nine months ended September 30, 2011 and 2012 we generated $1.0 million and $0.6 million, respectively, in revenues from sales of our posterior fixation systems. Sales of our Bi-Ostetic bone void filler decreased from $0.8 million in the nine months ended September 30, 2011 to $0.6 million in the nine months ended September 30, 2012, primarily due to the decrease in AxiaLIF cases. Revenue generated outside the United States decreased from $1.4 million in the nine months ended September 30, 2011 to $0.8 million in the nine months ended September 30, 2012. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization. In the nine months ended September 30, 2011 and 2012, there were $47,000 and $110,000, respectively, in initial stocking shipments to new distributors outside the United States. In the nine months ended September 30, 2011 and 2012, 91% and 92%, respectively, of our revenues were generated in the United States.

Cost of Revenue Cost of revenue decreased from $3.5 million in the nine months ended September 30, 2011 to $2.7 million in the nine months ended September 30, 2012. Gross margin decreased from 76.8% in the nine months ended September 30, 2011 to 73.7% in the nine months ended September 30, 2012. The decrease in gross margin was due to a higher percentage of sales being derived from ancillary and distributed products in 2012 as compared to 2011, which have a lower gross margin than our AxiaLIF products, increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product, and royalty expense. These decreases in gross margin were partially offset by lower inventory obsolescence reserves taken in the current year.

Research and Development Research and development expenses increased from $3.8 million in the nine months ended September 30, 2011 to $3.9 million in the nine months ended September 30, 2012. The $0.1 million increase in expenses from 2011 to 2012 was primarily related to an increase in personnel-related expense of $0.2 million as we increased our headcount in regulatory and clinical functions and an increase in travel and entertainment expenses of $0.1 million, partially offset by a decrease in project and clinical study expense of $0.2 million.

Sales and Marketing Sales and marketing expenses decreased from $16.7 million in the nine months ended September 30, 2011 to $15.1 million in the nine months ended September 30, 2012. The decrease in expenses from 2011 to 2012 of $1.6 million was primarily due to lower personnel-related costs of $1.3 million as we reduced our direct sales headcount, lower commissions of $0.8 million as our revenues declined and decreased travel and entertainment expenses of $0.2 million related to the lower headcount, partially offset by an increase in consulting and training expenses of $0.7 million.

General and Administrative General and administrative expenses increased from $4.5 million in the nine months ended September 30, 2011 to $6.4 million in the nine months ended September 30, 2012. The increase in expenses from 2011 to 2012 of $1.9 million was primarily related to an increase in legal fee expense of $2.0 million, primarily related to the investigation being conducted by the Department of Health and Human Services, Office of Inspector General.

Other Income (Expense), Net Other income (expense), net, decreased from $7,000 in income in the nine months ended September 30, 2011 to expense of $146,000 in the nine months ended September 30, 2012. The change of $153,000 from 2011 to 2012 was primarily related to a loss on the disposal of fixed assets in the nine months ended September 30, 2012 from the disposal of obsolete components of certain reusable instrument kits and a decrease in interest income earned on cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of September 30, 2012, we had an accumulated deficit of $126.8 million. We have not yet achieved profitability, and we cannot assure investors that we will achieve profitability with our existing capital resources. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million and the net proceeds of our September 2011 stock offering of $18.2 million have funded our operations since then.

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

As of September 30, 2012, we did not have any outstanding debt financing arrangements, other than capital lease obligations, we had working capital of $30.5 million and our primary source of liquidity was $27.2 million in cash and cash equivalents. We currently invest our cash and cash equivalents primarily in money market treasury funds.

Cash, cash equivalents and short-term investments decreased from $44.8 million at December 31, 2011 to $27.2 million at September 30, 2012. The decrease of $17.6 million was primarily the result of net cash used in operating activities of $15.8 million and purchases of property and equipment of $1.8 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $15.8 million in the nine months ended September 30, 2012. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory, and bad debt reserves, and the loss on disposal of fixed assets, combined with changes in working capital requirements to support the market acceptance of our products.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $4.2 million in the nine months ended September 30, 2012. This amount reflected sales and maturities of short-term investments of $6.0 million, offset by the purchases of property and equipment of $1.8 million, primarily for reusable instrument kits used in the field and up-fitting our new training facility.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the nine months ended September 30, 2012 was $68,000, which represented proceeds from the issuance of shares of common stock under our employee stock purchase program and upon the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs for at least the next twelve months. We intend to spend substantial amounts on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. To the extent our available cash and cash equivalents are insufficient to satisfy our operating requirements, we will need to seek additional sources of funds, including selling additional equity, debt or other securities, or modify our current business plan.

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

If we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience dilution and the securities may contain terms that are preferential to the new investors as compared to the holders of our common stock. If we raise additional funds by issuing debt securities, the securities may have rights senior to those associated with our common stock and contain covenants that could restrict our operations, our ability to pay dividends, the amount of capital expenditures we can make, or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our planned product development and marketing efforts. Additionally, if we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the most significant claims that have been brought against us in the operation of our business.

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena seeks documents for the period January 1, 2008 through October 6, 2011. We are cooperating with the government’s request and are in the process of responding to the subpoena. We, along with our counsel, have met with representatives from the government several times during the past four months and continue to work toward a conclusion to this matter. We are unable to predict what action, if any, might be taken in the future by the Department of Health and Human Services, Office of Inspector General or other governmental authorities as a result of the matters related to this subpoena or what impact, if any, the outcome of these matters might have on our consolidated financial position, results of operations, or cash flows. No claims have been made against us at this time. Our liability, if any, resulting from this investigation cannot be estimated and as such, we have not recorded any liability within the condensed consolidated financial statements in relation to this matter.

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

TranS1 Inc.

Date: November 8, 2012	By:	/s/ Ken Reali
Ken Reali President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Joseph P. Slattery
Joseph P. Slattery Executive Vice President and Chief Financial Officer

TranS1 Inc.

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

