Form 10-K
period 2012-12-31
TRANS1 INC
filed 2013-03-07
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______ to _______

Commission File Number 001-33744

TRANS1 INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0909022 (I.R.S. employer identification no.)

110 Horizon Drive, Suite 230, Raleigh, NC 27615
(Address of principal executive office)	(Zip code)

(866) 256-1206

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES      ☐          NO        ☑

As of June 30, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $50.2 million, based on the number of shares held by non-affiliates of the registrant as of that date, which was 20,242,542, and the last reported last sale price of the registrant’s common stock on The NASDAQ Global market on that date, which was $2.48. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 1, 2013 was 27,318,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report, relating to the registrant’s 2013 annual meeting of stockholders, are incorporated by reference into Part III of this annual report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this annual report.

TRANS1 INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Overview

We are a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers. We currently market the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ lumbar posterior fixation system and Bi-OsteticTM bone void filler, a biologics product. Our AxiaLIF products use our pre-sacral approach, through which a surgeon can access discs in the lumbar region of the spine through an incision adjacent to the tailbone and perform an interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. Our VEO lateral access and interbody fusion system provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which has allowed us to take market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to have improved visibility of the psoas and the nerves running through this muscle that, when used in conjunction with neuromonitoring, can potentially reduce complications. We also market products that may be used with our AxiaLIF surgical approach, including bowel retractors and additional discectomy tools, as well as a bone graft harvesting system that can be used to extract bone graft in any procedure for which the use of bone graft is appropriate. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF Legacy product in the fourth quarter of 2004, and commercially introduced our AxiaLIF Legacy product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF Legacy product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF Plus 2-Level ™ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we began distributing Bi-Ostetic bone void filler, a biologics product. We commercially launched our AxiaLIF Plus 1-Level product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 we received a CE mark for our VEO lateral access and interbody fusion system and began commercialization in the European market. We currently sell our products through a direct sales force, independent sales agents and international distributors.

As of December 31, 2012, over 13,000 fusion procedures have been performed globally using our AxiaLIF products. As of December 31, 2012, we sold our products through 30 direct sales personnel and 33 independent sales agents in the United States and 11 independent distributors and sales agents internationally. For the year ended December 31, 2012, our revenues were $14.6 million and our net loss was $29.9 million.

On March 3, 2013, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with RacerX Acquisition Corp., a wholly-owned subsidiary of the Company, or Merger Sub, Baxano, Inc., or Baxano, and Sumeet Jain and David Schulte solely as Securityholder Representatives, or the Securityholder Representatives. Under the terms of the Merger Agreement, we will acquire Baxano through a merger of Merger Sub with and into Baxano, or the Merger. At the effective time of the Merger, Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company. The dollar value of the shares of our common stock to be issued in connection with the Merger is expected to be approximately $23.1 million, subject to fluctuations in the price of our common stock on the NASDAQ Global Market and certain adjustments.

Baxano is a medical instrument company focused on designing, developing and marketing innovative tools that restore spine function, preserve healthy tissue, and enable a better quality of life for the patients it serves.  Baxano currently markets the patented iO-Flex® system, a proprietary minimally invasive set of flexible instruments allowing surgeons to target lumbar spinal stenosis in all three regions of the spine: central canal, lateral recess, and neural foramen, and has developed the patented iO-TomeTM instrument to rapidly and precisely remove bone, including the facet joints, which is commonly performed in spinal fusion procedures. Baxano was founded in 2005 and is headquartered in San Jose, California. The Merger is expected to close early in the second quarter of 2013 and is subject to TranS1 stockholder approval and customary conditions to closing.

Concurrent with entering into the Merger Agreement, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, dated March 3, 2013, with certain investors, or the Investors, pursuant to which we will sell to the Investors, and the Investors will purchase from the Company, an aggregate of 7,543,938 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of $17.2 million, or the Private Placement Transaction. Consummation of the Private Placement Transaction is subject to approval by the Company’s stockholders of the issuance of shares of our common stock in connection with the Merger Agreement and the Securities Purchase Agreement, the closing of the Merger, and other customary closing conditions set forth in the Securities Purchase Agreement.

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

The vertebrae are categorized into five regions: cervical, thoracic, lumbar, sacral and coccyx. The lumbar region, which is at the bottom of the spine and consists of five vertebrae, is capable of limited movement, and primarily functions as support for the body’s weight. The sacrum consists of five fused vertebrae labeled S1 through S5 directly below the lumbar region and provide attachment for the hipbones as well as protection to organs in the pelvic area. The cervical region is the uppermost portion of the spine (the neck), and consists of seven vertebrae. The thoracic region is the middle portion of the spine below the cervical spine and above the lumbar spine. This area consists of twelve vertebrae and includes the upper body and ribs. The coccyx, also known as the tailbone, is at the end of the spine.

Medical Conditions Affecting the Lumbar Spine and Traditional Treatment Alternatives

Degenerative conditions of the spine consist of indications such as spondylolisthesis, spinal stenosis and degenerative disc disease and are common medical conditions affecting the lumbar spine. These degenerative conditions can pinch the spinal canal and the nerves exiting the spine and result in back pain, leg pain, numbness and loss of motor function. This lower back and leg pain can be overwhelming for patients as it can have significant physical, psychological and financial implications.

Treatment alternatives for lumbar spine conditions range from non-operative conservative therapies to highly invasive surgical interventions. Conservative therapies are typically the initial treatments selected by patients and physicians and they include rest, bracing, physical therapy, chiropractics, electrical stimulation and medication. When conservative therapies fail to provide adequate pain relief, surgical interventions, including fusion procedures, may be used to address the pain.

Fusion procedures attempt to alleviate lower back and leg pain by removing problematic disc material and permanently joining together two or more opposing vertebrae. This is done in a manner that restores the appropriate space between the vertebrae surrounding the degenerative disc and eliminates mobility of the affected vertebrae. By restoring disc height and eliminating motion, fusion attempts to both stabilize the spine and prevent the pinching of the nerves exiting the spine, thereby reducing pain.

Traditional fusion procedures typically involve an incision in the skin, and cutting muscle or moving organs to gain access to the spine. The degenerated disc is then removed, a process referred to as a discectomy, and a rigid implant, such as a bone graft or cage, is inserted to stabilize the diseased vertebrae. This process is referred to as fixation. A combination of the patient’s bone and/or marrow (bone graft) is usually used to fill the voids in the cage. These materials are intended to promote the growth of bone between the vertebrae. Surgeons often also affix supplementary rods and screws along the spine to provide additional stabilization while the vertebrae fuse together during the six to eighteen months following surgery. The primary surgical fusion procedures performed in the lumbar region include: ALIF, PLIF, TLIF and direct lateral interbody fusion.

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

Limitations of Traditional Lumbar Spine Procedures

While traditional fusion procedures, such as ALIF, PLIF and TLIF, can be effective at treating medical conditions affecting the lumbar spine, common drawbacks of these procedures may include:

•	Disruption to Soft Tissue and Support Structures. Traditional lumbar fusion procedures require the creation of a pathway from the skin to the degenerative disc that is large enough to allow direct visualization and work by the surgeon. It is common to cut through healthy muscle or move critical organs, arteries, nerves and soft tissue, which can lead to bleeding, scarring, nerve damage and bowel disruption.
•	Significant Blood Loss. As a result of undergoing current lumbar fusion procedures, patients typically experience significant blood loss of between 100 and 1,400 cc of blood. As a result, it is common for patients to use the hospital’s blood supply or donate units of their own blood before a lumbar fusion procedure to replenish any significant blood loss.
•	Lengthy Operative Procedure Times. It is common for current lumbar fusion procedures to take between 90 minutes and 4 hours to complete. With some procedures, a second surgeon may be required. Long procedure times increase the risks of complications and blood loss. Also, hospital and physician resources are consumed for lengthy periods of time, which can reduce productivity and increase costs.
•	Lengthy Patient Hospital Stays. Patients remain in the hospital for an average of three days following a lumbar fusion procedure.
•	Significant Patient Recovery Time. Patients typically require three to six months to recover and rehabilitate after undergoing a lumbar fusion procedure before resuming normal activities.
•	Unresolved Patient Pain. Patients may continue to experience symptoms after undergoing lumbar fusion procedures even though x-rays show successful fusion has been achieved through the growth of new bone.

Our Solutions

AxiaLIF Products

We have developed what we believe is a less invasive approach for surgeons to perform fusion surgeries in the L4/L5/S1 region without many of the drawbacks associated with other lumbar fusion procedures. We refer to this proprietary approach as our pre-sacral approach. We have developed and are marketing a range of fusion products that are delivered using our pre-sacral approach: AxiaLIF Legacy, AxiaLIF Plus 1-Level, AxiaLIF Plus 2-Level and AxiaLIF Non-Distracting.

To access the spine using our pre-sacral approach, the surgeon creates an incision adjacent to the tailbone while the patient is lying on their stomach. The surgeon then navigates a blunt dissecting tool a short distance along the sacrum using x-ray imaging technologies. As the dissecting tool is advanced, it moves aside soft tissue structures such as fat and loose connective tissue surrounding the anterior sacrum. When the tool reaches an access point near the junction of the S1 and S2 vertebral bodies, a guide pin is inserted through the bone into the disc of the lowest lumbar motion segment (the L5/S1 disc) where the fusion procedure is then performed. A tubular dissector is inserted over the guide pin to create a tissue-protecting working channel between the surgical access site and the L5/S1 disc. This protected working channel provides access to the interior of the disc, where rotating cutters, brushes and rasps are used to remove disc material. This is followed by the introduction of bone graft material with special instrumentation and finally, insertion of our AxiaLIF implants. The implants immediately provide rigid fixation and can provide restoration of disc height based on the clinical pathology of the patient. The AxiaLIF Plus 2-Level procedure uses the same approach to provide access to both the L5/S1 and L4/L5 discs. The AxiaLIF Plus 1-Level and AxiaLIF Plus 2-Level procedures must be supplemented with facet or pedicle screws, which provide fixation for the back of the spine and are supplied by TranS1.

We believe our pre-sacral approach and its associated products provide the following benefits for patients, providers and payors:

•	Less Invasive Approach Minimizes Complications. Our AxiaLIF products are delivered using our proprietary pre-sacral approach, which we believe is a less invasive solution for delivering fusion products to the L4/L5/S1 region. Procedures performed utilizing our pre-sacral approach have been documented to have favorable clinical safety profiles with low complication rates. In a recently published peer reviewed clinical paper, complication rates from procedures utilizing our pre-sacral approach were shown to be 1.3%. See additional information under the heading “Clinical Experience” below. The most frequent serious complication reported was bowel injury at 0.6% of cases with no reports in this study of permanent injury.

•	Spinal Stability. Our approach does not violate or cut through the muscles, ligaments or bones that control the stability of the spine. Thus, the axial approach to the spine does not affect inherent spinal stability, a benefit that cannot be achieved with other approaches to interbody fusion. Moreover, in another recent peer-reviewed retrospective clinical series, the fusion rate associated with procedures utilizing our pre-sacral approach was demonstrated to be 94%. We believe this compares favorably with the fusion rates of 90-95% associated with other fusion procedures. See additional information under the heading “Clinical Experience” below.

•	Cost Effectiveness. Increased focus on health care quality and value has brought greater scrutiny than ever on the clinical and economic impact that technologies have on different stakeholders including patient, provider and payor. Various government and commercial programs, including payment bundling, accountable care organizations and value-based purchasing, now incentivize providers to deliver quality care in a cost-effective manner. We believe that pre-sacral interbody fusion employing our AxiaLIF device is well positioned in the current health economic climate based on its evidence of good clinical outcomes combined with a favorable economic profile. In addition to low morbidity, there are procedural efficiencies associated with pre-sacral interbody fusion that can potentially reduce costs borne by the provider and/or payor. A recently submitted analysis by a leading university researcher estimated a cost savings of approximately $4,500 associated with the pre-sacral interbody fusion procedure's short length of stay and reduced complication rate compared to traditional lumbar fusion procedures. Traditionally, surgeon-decision makers weighted a technology's clinical profile more heavily than hospital economic considerations; however with the rapid growth in surgeons seeking employment by hospitals, we believe that economics will be a more important driver of medical technology adoption going forward. We believe that this will provide an opportunity for us to differentiate AxiaLIF from the traditional approaches to lumbar interbody fusion based on quality outcomes combined with positive impact on payor and provider economics.

VEO Lateral Access and Interbody Fusion System

Our VEO Lateral Access and Interbody Fusion System provides for direct visualization during lateral fusion surgery and is indicated for spinal fusion procedures in skeletally mature patients with degenerative disc disease at one or two contiguous levels from L2-S1. Through a combination of direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, the VEO Lateral System offers visualization of the operative site. The VEO direct visualization approach was designed to help minimize iatrogenic trauma to the psoas muscle and the nerve plexus to help reduce the risk of post-operative complications.

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

The VEO’s retractor system features controlled retraction in the anterior/posterior plane via a muscle-splitting and muscle-sparing approach. The retractor system may reduce muscle disruption and is designed to eliminate the migration of muscle into the surgeon’s working area. The VEO Lateral System offers a comprehensive portfolio of interbody implants in both parallel and lordotic angles to better match each patient’s anatomy. The VEO PEEK interbody implants contain 5 tantalum markers to enable fluoroscopic visualization of placement.

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

Our Strategy

Our goal is to become a global leader in minimally invasive treatments for conditions affecting the lumbar region of the spine. To achieve this goal, we are pursuing the following strategies:

•	Establish our Pre-Sacral Approach as a Standard of Care for Lumbar Spine Surgery. We believe patients commonly avoid spine fusion surgery due to its invasive nature and other drawbacks associated with other surgical treatment options. We expend significant resources promoting our pre-sacral approach as a less invasive approach to back fusion surgery, and we believe the advantages of our technique will enable our AxiaLIF products to become a standard of care for the lumbar region of the spine. We also make substantial research and development expenditures to enhance our AxiaLIF products and develop new products to expand our technological advantage in minimally invasive spine surgeries.
•	Drive Reimbursement for the AxiaLIF Procedure. As a result of our efforts over the past two years, a new Category I Medicare reimbursement code was established on January 1, 2013 for pre-sacral access that is applicable for our AxiaLIF procedures. We have also demonstrated success in obtaining reimbursement coverage from private insurance companies through our advocacy efforts. We plan to continue to work with our surgeon customers to generate published, peer reviewed clinical literature that demonstrates our AxiaLIF procedure’s clinical efficacy and safety. The clinical papers discussed below under the heading “Clinical Experience” are examples of our continued efforts towards the execution of this strategy. Working with surgeons that perform AxiaLIF procedures, we will continue our effort to leverage this data with payors to secure positive coverage decisions for the surgeon reimbursement portion of the AxiaLIF procedure (hospital reimbursement for AxiaLIF already exists).

•	Focus our Sales and Marketing Infrastructure to Drive Surgeon Adoption of our Products. We intend to continue expending significant resources targeting spine surgeons through our sales and marketing efforts in the United States and internationally in order to drive the adoption of our pre-sacral and direct lateral approaches.
•	Opportunistically Pursue Acquisitions of Complementary Businesses and Technologies. In addition to building our internal product development efforts, we intend to selectively license or acquire complementary products and technologies that we believe will enable us to leverage our focus on minimally invasive spine products and our sales and marketing infrastructure.
•	Expand Our Presence in the Direct Lateral Interbody Fusion Market. We intend to support the growing adoption of our VEO Lateral System through focused surgeon training programs, expanded sales representative training and marketing promotion.

Clinical Experience

As of the date of this annual report, over 13,000 procedures have been performed using our pre-sacral approach by more than 500 surgeons. This amount includes over 11,000 procedures using AxiaLIF Legacy or AxiaLIF Plus 1-Level, with the remainder being implants using AxiaLIF 2L or AxiaLIF Plus 2-Level. Our AxiaLIF Legacy and AxiaLIF Plus 1-Level products have been the subject of a significant number of clinical evaluations and medical publications. We believe that more than 69 articles have now been published about the clinical experience associated with utilizing our AxiaLIF products. The results of three published articles are summarized below:

•	In September 2011, an article was published in the SAS Journal (“Complications with Axial Presacral Lumbar Interbody Fusion: A Five-Year Postmarket Surveillance Experience,” Gundanna, et al) that discusses the outcome of a retrospective clinical study involving 9,152 patients that had previously undergone procedures using our pre-sacral approach. The publication demonstrated that the complication rate arising from lower lumbar fusion utilizing our pre-sacral approach was approximately 1.3%. This complication rate characterizes early onset complications, and does not include cases of revision or re-operations that may occur months or years later. Reflective of a greater than 90% published fusion rate for AxiaLIF, the overall complications are quite low in comparison to traditional interbody fusions such as ALIF or TLIF, which are in the 5% to well over 15% range in published literature. The most frequent serious complication reported was bowel injury at 0.6% of cases with no reports in this study of permanent injury.
•	In September 2011, a separate article was published in Spine (“Minimally-invasive Axial Pre-sacral L5-S1 Interbody Fusion: Two Year Clinical and Radiographic Outcomes,” Tobler, et al) that discusses the outcome of a retrospective clinical series involving 156 patients in four separate medical centers. The publication demonstrated an approximately 63% improvement in patient pain two years after surgery compared to immediately prior to the procedure. In addition, the article discusses that, two years after surgery in patients receiving a fusion procedure utilizing our pre-sacral approach, there was a 54% improvement in the Oswestry Disability Index, or ODI, a commonly used measure for levels of disability in daily living activities. The article also reports that the procedures utilizing our pre-sacral approach demonstrated a 94% fusion rate. We believe this rate compares favorably with the fusion rates of 90-95% associated with other fusion procedures as reported in other studies. The article further concludes that, for the evaluated population, our pre-sacral approach did not result in any vascular or neural injury. In addition, while we have received reports of bowel injury associated with our pre-sacral approach, no bowel injuries were reported in this article. Not all patients have the same experience when treated with AxiaLIF.

•	In April 2012, an article was published in the Journal of Spinal Disorders and Techniques (“Axial Presacral Lumbar Interbody Fusion and Percutaneous Posterior Fixation for Stabilization of Lumbosacral Isthmic Spondylolisthesis,” Gerszten, et al) that discusses the outcome of a retrospective case series of 26 patients with Grade 1 or 2 spondylolisthesis. The publication demonstrated a 66% improvement in pain at 2 years post-surgery compared to baseline. Additionally, patients reported 81% excellent/good results based on the Odom’s criteria. The Odom’s criteria is a subjective scale that rates patient outcomes as excellent, good, fair or poor. Lastly, the publication reported a solid fusion rate of 100% for all patients at 2 years post-surgery. The article concludes that the presacral axial interbody fusion and posterior instrumentation technique is a safe and effective treatment for low-grade isthmic spondylolisthesis.

A literature review is a critical and in-depth evaluation of previous research. In 2011 and 2012 there were two such publications that reviewed the clinical safety and effectiveness of the AxiaLIF system. Additionally, a third review article (which has been submitted for publication) focuses on the health economics of the AxiaLIF system compared to TLIF. These reviews are outlined below:

•	In August 2011 Rapp, et al in Medical Devices: Evidence and Research (“AxiaLIF System: minimally invasive device for presacral lumbar interbody spinal fusion”) reviewed AxiaLIF data from three separate sites. In his review of 120 patients, there was a reported complication rate of 0-3%, which is comparable to the Gundanna paper (“Complications with Axial Presacral Lumbar Interbody Fusion: A Five-Year Postmarket Surveillance Experience,” SAS Journal, Sept 2011) that reported a complication rate of 1.3% in 9,152 patients. Rapp et al also reported fusion rates of 85-93%. These are comparable to Durrani, et al in Techniques in Orthopaedics (“Presacral Approach for L5-S1 Fusion,” 2011) who noted an overall fusion rate of 88-94% in his review.
•	In regards to clinical effectiveness, Durrani’s literature review (Techniques in Orthopaedics) demonstrated significant improvements in pre-operative pain and function levels compared to post-operative levels. The Visual Analog Scale, or VAS, used to denote patient pain, showed a 41-63% reduction in pain post-operatively, and ODI scores, used to calculate a patient’s functional status, improved overall by 50-54%..
•	In 2012, a systematic literature review was performed on the health economics of the AxaiLIF system. The findings showed that the axial pre-sacral approach was associated with decreases in blood loss, operative times, length of hospital stay, and resulted in reduced surgical morbidity, all of which are factors that drive healthcare costs. These findings are mirrored in the review conducted by Durrani, et al. Cost estimation suggests that these benefits of minimally invasive fusion can be expected to result in significant cost savings for hospitals and payors. An estimated realization of cost savings averaged approximately $4,500 per patient over open TLIF for single-level fusion for degenerative spine disease. This paper has been submitted to World Neurosurgery.

In August 2012, we completed our first retrospective clinical study comparing AxiaLIF to ALIF. The primary objective of the study was to compare fusion rates and reported complication between the two procedures. There were 48 subjects in each cohort with a minimum of two-year follow-up. The overall fusion was 85% in the AxiaLIF cohort compared to 79% within the ALIF cohort. The complication rate was higher in the ALIF group, who additionally reported one serious adverse event that necessitated significant fluid resuscitation. This paper has been accepted for publication by The Journal of Spinal Disorders and Techniques and has been accepted for a podium presentation at the North American Spine Society Summer Meeting in July 2013.

Our Products

We currently market the AxiaLIF family of products for single and two level lumbar fusion, the VEO lateral access and interbody fusion system, the Vectre posterior fixation system and Bi-Ostetic bone void filler, a biologics product. We also market products that may be used with our AxiaLIF surgical approach, including bowel retractors and additional discectomy tools, as well as a bone graft harvesting system that can be used to extract bone graft in any procedure for which the use of bone graft is appropriate.

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

Our AxiaLIF Plus 1-Level, 2-Level and Non-Distracting implants are threaded titanium anchors, that come in varying lengths to enable one-level L5/S1 fusions and two-level L4/L5/S1 fusions. As they are implanted, our proprietary design can allow for the separation or distraction of the vertebrae to restore disc height based on the clinical pathology of the patient. The increased disc height relieves pressure on the nerve, while the rod itself provides immediate rigid fixation.

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

•	VEO Lateral Access and Interbody Fusion System. In November 2011, we launched our VEO Lateral Access and Interbody Fusion System. This minimally invasive direct lateral system features a two-stage retraction method that focuses on nerve visualization followed by muscle retraction. The VEO Lateral System is designed for direct visualization of the psoas muscles and adjacent nerves prior to muscle dissection, and features a full range of PEEK lateral interbody implants and a variety of ergonomic instruments.

•	Vectre Facet Screw System. Our Vectre facet screw system offers a cannulated facet screw inserted over a guidewire to provide stability. The Vectre system features are designed to offer a minimally invasive posterior fixation option in select patients.

•	Bi-Ostetic Bone Void Filler. In February 2010, we began selling Bi-Ostetic, a synthetic, osteoconductive material intended to be used to fill voids and gaps that are not intrinsic to the stability of bone structure. These gaps or voids may be located in the extremities, spine, or pelvis. In spine surgery, it can be used to fill a void in the sacrum or as a substitute or adjunct to autograft or allograft during posterolateral fusion. Bi-ostetic is not indicated for use in the interbody space during interbody fusion procedures or in load bearing applications.

•	Iliac Crest Bone Graft Harvesting System. Our Iliac Crest Bone Graft Harvesting System was developed to aid surgeons in harvesting iliac crest autograft via a minimally invasive approach. Fusion success is dependent on a proper disc preparation technique, including a thorough discectomy with removal of the cartilaginous endplate and nuclear material. Use of autograft, which is osteogenic, osteoinductive and osteoconductive, further improves the chances of fusion success. Because it is harvested from the patient, it eliminates risk of disease transmission. It provides structural support as well as scaffolding for new bone growth.

Product Pipeline

Our product development efforts are currently focused on pursuing improvements to enhance our current product lines and to also pursue products that have a short pathway to regulatory clearance and commercialization. We are developing a minimally invasive pedicle screw system that will deliver a simple, complete solution for posterior fixation in the lumbar spine. In 2012, we received FDA 510(k) clearance for a TLIF cage system that we plan to develop in the next two years.

In the future, we expect our product offerings will be expanded to address additional clinical applications in the surgical treatment of conditions affecting the lumbar spine with an emphasis on minimally invasive approaches. Such applications could require FDA 510(k) clearance or premarket approval, or PMA, most likely supported by safety and efficacy data from clinical trials. We also have an active program aimed at developing tools that will improve outcomes and lower complications for our procedures.

Market Opportunity

Our management believes that approximately 240,000 lumbar spinal fusion procedures will be performed in the United States in 2013, of which approximately 190,000, or 79%, are applicable to our AxiaLIF and/or VEO systems. Based on our current product offerings and mix, this represents a $2.5 billion addressable market. With the addition of our planned pedicle screw system, and further penetration of our ancillary products, such as bone void filler and bone graft harvestors, the potential market exceeds $4 billion.

Sales and Marketing

Our sales and marketing effort primarily targets spine surgeons. We also market our products at various industry conferences and through industry organized surgical training courses.

In the United States, we market and sell our products through a combination of direct sales representatives and independent sales agents. As of December 31, 2012, our U.S. sales team included area vice-presidents, regional managers, direct sales representatives, case coverage specialists and independent sales agents covering specific geographic regions. Our sales representatives receive a base salary and a percentage of the net sales that they generate. As of December 31, 2012, we had 26 direct sales representatives, one case coverage specialist, three regional managers and two area vice-presidents. The independent sales agents are compensated based on a percentage of the net sales that they generate. We have agreements with our independent sales agents that provide them with an exclusive right to sell our products in their territories, which are generally terminable upon 90 days’ written notice.

Outside of the United States, we utilize independent sales distributors and sales agents. Through December 31, 2012, the majority of our international sales have been to distributors in Europe. In 2008, we hired direct sales representatives in Germany, and in 2009 we began direct sales through our own sales representatives and agents in Germany, Switzerland, Netherlands and Belgium. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization, representing Germany, Netherlands, and Belgium. In January 2013, we terminated this sales agent and are transitioning to other distribution channels in these regions. In October 2012, we signed an agreement with Jiade Sunshine to distribute our products in China, and we recorded $1.0 million of revenue in the fourth quarter of 2012 for sales to this distributor. In 2012, 80% of our international revenues were through third-party distributors and 20% were through independent sales agents.

In 2012, no customer accounted for 10% or more of revenues.

Surgeon Training

We devote significant resources to training and educating surgeons on the specialized skills involved in the proper use of our instruments and implants. We believe that the most effective way to introduce and build market demand for our products is by training spine surgeons in the use of our products. We accomplish our training objectives primarily through cadaver and surrogate models and live case observations with surgeons experienced in our pre-sacral approach. We supplement this training with online didactic tutorials. After this training, surgeons are generally able to perform unsupervised surgeries using our pre-sacral approach. As of December 31, 2012, we had trained over 1,500 U.S. spine surgeons and over 300 surgeons outside of the U.S. in the use of our single-level product. In addition, we have trained over 500 U.S. spine surgeons in the use of our AxiaLIF Plus 2-Level and 2L products. Of the U.S. surgeons trained on our pre-sacral approach, approximately 130 have performed a procedure in the 12 months ended December 31, 2012. Through December 31, 2012, we have also trained over 190 U.S. spine surgeons in our VEO lateral access and interbody fusion system and 20 surgeons outside the U.S. Of the U.S. surgeons trained on our VEO lateral access and interbody fusion system, approximately 50 have performed a procedure in the 12 months ended December 31, 2012. We believe we have the necessary capacity to train a sufficient number of surgeons to meet our current goals.

In February 2012, we opened a training facility in Raleigh, N.C., which has a state-of-the art operating room unit with a fully equipped surgical suite. The facility provides cadaveric capabilities to allow hands-on training for spine surgeons and our staff.

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

Most payors follow Medicare's Diagnosis-Related Group, or DRG, based payment system for reimbursing facilities. Under this model, hospitals are paid a set amount to cover the costs associated with a fusion patient, including the cost of the device used in the procedure. The most commonly associated DRGs for spinal fusion are 453/454/455 (“Combined Anterior/Posterior Spinal Fusion with major complications and comorbidities (MCC), with complications and comorbidities (CC) or without MCC/CC”) and 459/460 (“Spinal Fusion Except Cervical with or without MCC”). Private payors typically use Medicare DRGs as a benchmark when setting their own reimbursement rates for facilities but typically pay above Medicare established rates.

Surgeons use the American Medical Association’s, or the AMA’s, Current Procedural Terminology, or CPT, system to bill payors for their service in performing the AxiaLIF and VEO procedures. CPT codes describe the services and procedures provided for patients to third-party payors so that physicians may be reimbursed. For CPT coding purposes, our VEO procedure is considered an anterior lumbar interbody fusion, for which a Category I code has existed for some time. Effective January 1, 2009, the AMA implemented a Category III code which describes the work involved in treating AxiaLIF patients. Unlike Category I CPT codes, Category III codes do not have a set value which physicians use as a benchmark for setting their fee. Additionally, some payors view Category III codes as “investigational” or “experimental” and may not reimburse them. However, unlike many new or novel procedures, AxiaLIF is an access variation on the current standard of care (interbody spinal fusion) and has been performed in over 13,000 U.S. procedures. The implementation of a Category III code for our AxiaLIF products, together with a broad reduction in payor approval for spinal fusion procedures beginning in 2009, resulted in a period of persistent decline in our revenues. With the establishment of a Category I code effective January 1, 2013, we believe that we are in a position to transition to a period of sustainable revenue growth.

In March 2012, we announced that the Current Procedural Terminology Editorial Panel, or the Panel, voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 0309T, as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the AMA’s website on March 2, 2012, and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF Plus 1-Level device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation.

Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets we enter will depend in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. There is favorable reimbursement in Germany for the AxiaLIF Legacy procedure. We also received a favorable ruling from the British United Provident Association, the leading provider of private health insurance and healthcare services in the United Kingdom. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic and strategic sense to do so.

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

Competition

The medical device industry is highly competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. Our competitors include providers of conservative, non-operative therapies for lower lumbar spine conditions, as well as a number of major medical device companies that have developed or plan to develop products for minimally invasive spine surgery in each of our current and future product categories. We believe that the principal competitive factors in our markets include:

•	improved outcomes for medical conditions affecting the lumbar spine;
•	acceptance by spine surgeons;
•	ease of use and reliability;
•	product price and qualification for reimbursement;
•	technical leadership and superiority;
•	effective marketing and distribution; and
•	speed to market.

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

Research and Development

As of December 31, 2012, our research and development team was comprised of 11 employees who have extensive experience in developing products to treat medical conditions affecting the lumbar spine. These employees work closely with our clinical advisors and spine surgeon customers to design and enhance our products and approach. Our research and development spending was $5.5 million, $5.2 million and $4.2 million for the years ending December 31, 2012, 2011 and 2010, respectively. Since inception, we have devoted significant resources to develop and enhance our products and expect to continue to do so in the future.

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

Patents

As of December 31, 2012, we had fifty issued United States patents, nine pending patent applications or provisional patent applications in the United States, eight issued European patents, seven issued Japanese patents and eleven foreign patent application families as counterparts of U.S. cases. The issued and pending patents cover, among other things:

•	our method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants;
•	apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form; and
•	implants for fusion and motion preservation in the spine; and
•	a direct lateral access and interbody fusion system.

Our issued patents begin to expire in 2021 assuming timely payment of all maintenance fees. We have multiple patents covering unique aspects and improvements for many of our methods and products. We do not believe that the expiration of any single patent is likely to significantly affect our business, operating results or prospects.

Trademarks

We own nine trademark registrations in the United States, nine trademark registrations in the European Union and two registered trademarks in Canada. We also own two pending trademark application in the United States and four pending trademark applications in China.

Intellectual Property Licenses

We license certain intellectual property that is used in some of our products, including our VEO Lateral Access and Interbody Fusion System. We pay royalties on sales of licensed intellectual property that has been commercialized. We will continue to look to license products or innovations that enhance our product offerings.

Government Regulation

Our products are medical devices subject to extensive regulation by the FDA and other U.S. federal and state regulatory bodies and comparable authorities in other countries. To ensure that medical products distributed domestically and internationally are safe and effective for their intended use, the FDA and comparable authorities in other countries have imposed regulations that govern, among other things, the following activities that we or our contract manufacturing partners perform and will continue to perform:

•	product design and development;
•	establishment registration and device listing;
•	product testing (preclinical and clinical);
•	product manufacturing;
•	product labeling;
•	product storage;
•	premarket clearance or approval;
•	advertising and promotion;
•	product marketing, sales and distribution; and
•	post-market surveillance, including reporting deaths or serious injuries related to products and certain product malfunctions.

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketable device, are placed in class III, requiring a PMA. Our current commercial products are class II devices marketed under FDA 510(k) premarket clearance or are Class I and exempt from 510(k) or PMA regulation. Premarket clearance applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketable device not requiring a PMA. Although statutorily mandated to respond to a 510(k) premarket notification within 90 days of submission of the application, the FDA’s 510(k) clearance pathway usually takes from three to twelve months, or even longer, depending on the extent of requests for additional information by the FDA. Additional information can include clinical data to make a determination regarding substantial equivalence.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or change in its intended use, will require a new 510(k) clearance or, depending on the modification, require a PMA. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), or a PMA, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained. If the FDA requires us to seek 510(k) clearance or a PMA for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties. We have made and plan to continue to make additional enhancements to our products. We use the FDA’s guidance document on changes to approved devices to determine whether a change requires a new submission.

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

Extensive and Continuing FDA Regulation

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

We must register with the FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. We were inspected by the FDA in May 2010 with no Form 483 observations. We believe that we are in substantial compliance with quality system regulation and other regulations.

The manufacturing facilities of our suppliers and contract manufacturer partners are also subject to announced and unannounced inspections by the FDA. Our quality agreements with these partners obligate them to be in substantial compliance with U.S. regulations in this area and none of our critical suppliers is undergoing any FDA enforcement action.

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

While we have adopted a comprehensive compliance program to attempt to comply with these laws and regulations, if any of our operations are found to have violated or be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, among them being civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations.

In October 2011, we received a subpoena issued by the OIG, under the authority of the federal healthcare fraud and false claims laws. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We tentatively agreed with the staff of the Department of Justice to settle its federal investigation for $6 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the first half of 2013. We admit no wrongdoing as part of the settlement. We are also unable to predict what impact, if any, the outcome of the matters raised by the OIG will have on the willingness of surgeons to accept our products, our ability to hire or retain sales representatives and other employees, potential future reimbursement decisions by payors or other significant aspects of our business.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.

The European Union, which consists of 27 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessments. This third-party assessment consists of audits of the manufacturer’s quality system for conformance to applicable quality system standards such as the Quality System, or ISO 13485, and compliance of each product with the Medical Device Directive (MDD93/42/EEC as amended by directive 2007/47EC). In August 2004, our quality system was initially certified by Intertek ETL-Semko, a Notified Body, under the European Union Medical Device Directive to be in compliance with the Canadian Medical Device Conformity Assessment System, or CMDCAS, and ISO 13485. A surveillance audit in September of 2012 found no major non-conformities and the system is due for further recertification in September of 2013.

Registration of our products has been completed, or is currently in process, for other countries such as Brazil, China, India, Israel, Japan, Mexico and Russia.

Employees

As of December 31, 2012, we had 89 employees, 88 of whom were full-time employees, with 47 employees in U.S. sales, marketing, professional affairs, customer service and training, 2 employees in international sales and management, 3 employees in operations, 11 employees in research and development, 14 employees in general and administrative and 12 employees in clinical, regulatory and quality assurance. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that we maintain good relations with our employees. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization, representing Germany, Netherlands, and Belgium. In January 2013, we terminated this sales agent and are transitioning to other distribution channels in these regions.

General Information

We were incorporated in Delaware in May 2000 under the name “aXiaMed, Inc.” and changed our name to “TranS1 Inc.” in February 2003. Effective March 1, 2013, our principal executive office is located at 110 Horizon Drive, Suite 230, Raleigh, North Carolina 27615 and our telephone number is (866) 256-1206. Our website is www.trans1.com. The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

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

Our revenue is primarily derived from sales of our AxiaLIF and VEO products and related surgical instruments. We expect that sales of our AxiaLIF and VEO products will continue to account for a substantial portion of our revenues for the foreseeable future. We believe spine surgeons may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles, that our products provide a safe and effective alternative to conventional procedures used to treat certain spine disorders or other non-conventional procedures offered by our competitors. Spine surgeons may be slow to adopt our technology for the following reasons, among others:

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

We obtained 510(k) clearance to manufacture, market and sell all of our currently U.S. marketed products for which FDA clearance is required. In order to obtain 510(k) clearance, a manufacturer must demonstrate to the FDA’s satisfaction that its device is “substantially equivalent” to other legally marketed devices not requiring a PMA. In contrast, certain high-risk and/or new devices require submission of a PMA application to the FDA. Such a PMA application must demonstrate that the device is safe and effective for the proposed indication, and must be supported by extensive data from preclinical studies and human clinical trials. The FDA’s 510(k) clearance process is therefore less costly and rigorous than the PMA process and requires less supporting clinical data. Because our devices were cleared for marketing through the 510(k) process or were exempt from the 510(k) process, we currently lack the breadth of published long-term clinical data supporting the efficacy of our AxiaLIF and VEO products and the benefits they offer that might have been generated in connection with the PMA process.

The demand for our products and the prices that customers and patients are willing to pay for our products depend upon the ability of our customers to obtain adequate third-party coverage and reimbursement for their purchases of our products.

Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the United States, healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with our AxiaLIF and VEO procedures.

Physicians generally use billing codes known as CPT codes to report professional services rendered for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the Panel. In 2008, most of the surgeons performing our AxiaLIF procedure billed third-party payors using existing ALIF procedure codes. Effective January 1, 2009, the AMA, however, created a new emerging technology CPT code — or Category III code — to facilitate data collection on and assessment of new services and procedures such as the AxiaLIF procedure. This change made it more difficult for physicians to obtain reimbursement for our AxiaLIF procedure because many commercial payors view a Category III code as “experimental” or “investigational” and thus will not pre-approve the procedure or will decline to pay for the procedure until they see additional clinical evidence. This uncertainty around the availability and amount of reimbursement has caused some physicians to revert to other fusion surgeries where coverage and reimbursement are more certain. We made a presentation to the Panel at their October 2011 meeting, asking them to consider transitioning the Category III code to a permanent Category I code for our AxiaLIF procedures. On November 8, 2011, we received notice from the AMA that the Panel rejected our request to convert Category III codes 0195T and 0196T, used to bill for the service in which our product is used, to Category I codes. We subsequently presented to the Panel at their February 2012 meeting, again asking them to consider transitioning the Category III code to a permanent Category I code for our AxiaLIF procedures. On March 5, 2012, we announced that the Panel voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 0309T, as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the AMA’s website on March 2, 2012 and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF Plus 1-Level device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation.

Third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. While we have received several positive coverage and reimbursement decisions from payors for the use of our products during the period from January 2012 through February 2013 and are currently engaged in discussions with other payors, it is difficult to predict the timing of receiving any additional positive coverage decisions and there is no guarantee that payors will make any additional positive coverage decisions. Our business would be negatively impacted to the extent any such coverage decisions reduce our customers’ ability to obtain coverage and reimbursement for the procedures using our products. In addition, our stock price could be negatively affected to the extent that coverage decisions by payors do not reflect market expectations for such decisions.

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

Furthermore, healthcare costs have risen significantly over the past decade. There have been and may continue to be proposals by legislators, regulators and third-party payors to contain these costs. These cost-control methods include prospective payment systems, capitated rates, group purchasing, redesign of benefits, pre-authorizations or second opinions prior to major surgery, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. Some healthcare providers in the United States have adopted or are considering a managed care system in which the providers contract to provide comprehensive healthcare for a fixed cost per person. Healthcare providers may also attempt to control costs by authorizing fewer elective surgical procedures or by requiring the use of the least expensive devices possible. These cost-control methods also potentially limit the amount that healthcare providers may be willing to pay for certain types of medical procedures.

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

The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety, and contain costs. In March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, which makes a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other things, the Health Care Reform Law requires medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, beginning January 1, 2013. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Certain provisions of the legislation will not be effective for a number of years, the details of many programs and requirements have not yet been fully established, and we cannot predict the full impact of the legislation. We anticipate that many of the provisions in the Health Care Reform Law will be subject to further clarification and modification through the rule-making process, the development of agency guidance, and judicial interpretations.

In addition, other legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee was unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, thereby triggering an automatic reduction in spending programs. These automatic cuts will be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. These automatic cuts were scheduled to start on January 2, 2013, but the American Taxpayer Relief Act of 2012 delayed the start date to March 1, 2013. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress, or whether Congress will attempt to further suspend or restructure the automatic budget cuts. Additionally, the current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs in many states.

Further federal and state proposals for healthcare reform are likely. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

We have incurred losses since inception and we expect to continue to incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred net losses since our inception in May 2000 and we have an accumulated deficit of $138.8 million through December 31, 2012. As a result of our operating losses and negative cash flows, the report of our independent registered public accounting firm on the financial statements as of and for the year ended December 31, 2012, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through sales of our equity securities, including the sale of 6,200,000 shares of our common stock for aggregate net proceeds of approximately $18.2 million in September 2011, and have devoted substantially all of our resources to research and development of our products, the commercial launch of our products and the development of a sales team to market our products. We expect our expenses to increase in connection with our clinical trials and research and development activities, as well as to support our sales and marketing efforts. As a result, we expect to continue to incur operating losses for the foreseeable future. These losses will continue to have an adverse effect on our stockholders’ equity and we may never achieve or sustain profitability.

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

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement, and demonstrate that our products are safer and less invasive than alternatives available for the same purpose. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products. If we cannot successfully introduce new products, adapt to changing technologies, or anticipate changes in our current and potential customers’ requirements, our products may become obsolete and our business could suffer.

Our failure to continue building effective sales and marketing capabilities for our products could significantly impair our ability to increase sales of our products.

We utilize a hybrid model of independent sales agents and direct sales representatives for product sales in the United States and rely on third-party distributors and independent sales agents for international sales. As of December 31, 2012, we employed 26 direct sales representatives, one case coverage specialist, three regional managers and two area vice-presidents in the United States. Effective January 1, 2012, we converted our direct sales representatives in Europe to an independent sales agent, representing Germany, Netherlands, and Belgium. In January 2013, we terminated this sales agent and are transitioning to other distribution channels in those regions. If we are unable to efficiently manage our sales representatives, our sales will suffer.

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

Sales of our products outside the United States represented 13.2% of our revenue in 2012. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, civil and administrative penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities.

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

There can be no assurance that the foregoing factors will not adversely affect our operations in the future or require us to modify our anticipated business practices.

We purchase some of the key components of our products from single suppliers. The loss of these suppliers could prevent or delay shipments of our products or delay our clinical trials or otherwise adversely affect our business.

Due to quality considerations, costs, or constraints resulting from regulatory requirements, some of the key components of our products are currently purchased from only single suppliers with which we do not have long-term contracts. Some of these suppliers may be located outside of the United States, which could make us subject to foreign export laws and U.S. import and customs statutes and regulations, thus complicating and delaying shipments of components. Any of our supplier relationships could be interrupted due to events beyond our control, including natural disasters, or could be terminated. In addition, we may lose a single supplier due to, among other things, the acquisition of such a supplier by a competitor (which may cause the supplier to stop selling its products to us) or the bankruptcy of such a supplier, which may cause the supplier to cease operations. If necessary or desirable, we could source our product components and related services from other suppliers. However, establishing additional or replacement suppliers for these components, and obtaining any necessary regulatory clearances or approvals, could take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects.

If our independent contract manufacturers fail to deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.

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

We are highly dependent on our officers and other key employees. Due to the specialized knowledge and skills each of our officers and other key employees possesses with respect to the treatment of spine disorders and our operations, the loss of service of any of our officers and other key employees could delay or prevent the successful completion of our clinical trials, the growth of revenue from existing products and the commercialization of our new products. This risk may be exacerbated by the fact that our principal offices are located in a smaller metropolitan area, which could make it more difficult for us to retain employees or attract new employees with the required set of skills. Each of our officers and key employees may terminate his or her employment without notice and without cause or good reason.

We will need to raise additional capital in the future and, if we are unable to raise capital, it could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

We believe that our existing cash and cash equivalent balances and cash receipts generated from sales of our products will be insufficient to meet our anticipated cash requirements through 2013. If the Merger and Private Placement Transaction are consummated as currently planned, however, we believe that we will be able to meet our anticipated cash requirements through mid-2014. Our future funding requirements will depend on many factors, including:

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

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for many companies to obtain equity or debt financing. If we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience dilution and the securities may contain terms that are preferential to the new investors as compared to the holders of our common stock. If we raise additional funds by issuing debt securities, the securities may have rights senior to those associated with our common stock and contain covenants restricting our operations, our ability to pay dividends, the amount of capital expenditures we can make, or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our planned product development and marketing efforts. Additionally, if we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations.

Our independent registered public accounting firm has indicated that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2012, were prepared on the basis that our business would continue as a going concern in accordance with accounting principles generally accepted in the United States, or GAAP. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in their audit report on our fiscal 2012 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We may be forced to delay or limit planned product development, marketing or product commercialization efforts, pursue a plan to license or sell our assets, cease our operations and/or seek bankruptcy protection if we are unable to raise additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that our funding plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Pricing pressures in the healthcare industry could lead to further demands for price concessions and restricted access to spinal fusions, which could have an adverse effect on our business, financial condition or results of operations.

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in difficulty in raising or maintaining prices and procedure volumes. As total spine volume growth has begun to subside, many larger companies have cut prices as they struggle to retain market share, which has led to increased pricing pressure. Decreasing healthcare utilization as a result of the economic downturn, high unemployment rates, a reduction in the ranks of the full-time employed and the expiration of COBRA benefits has limited the number of patients that are covered for procedures and patients with coverage are faced with increasing deductibles. Additionally, potential patients are increasingly concerned about an extended absence from work, which would be typical of major surgery like lumbar fusion. The spine market generally, and lumbar fusion market in particular, has seen increasing push back from payors with regard to coverage. Spine surgery is a major cost area for payors, and from 2001 to 2008, lumbar fusions for lower back pain grew more than twice as fast as other lumbar fusions. As a result, private payors have increased the criteria that a patient must meet in order to be pre-authorized for lumbar fusion procedures and have put more effort into the preauthorization process. Payors have specifically stopped covering lumbar spine procedures involving degenerative disc disease patients that have no other symptoms such as leg pain or general spinal instability. In addition, as a result of significant consolidation in the medical technology industry, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has also placed pricing pressure on medical device suppliers. We expect that market demand, government regulation, third-party reimbursement policies, industry consolidation and societal pressures will continue to exert downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

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

We operate primarily at two locations. Any disruption in these facilities could adversely affect our business and results of operations.

Our main offices are located in Raleigh, North Carolina and Wilmington, North Carolina. Our Raleigh, N.C. location includes a corporate office and training facility. If the Merger and Private Placement Transaction are consummated as currently planned, we will acquire a third facility in San Jose, California. Our facilities may be affected by man-made or natural disasters, such as a hurricane. Our facilities, if damaged or destroyed, could require substantial lead-time to repair or replace. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions, including the current economic environment.

Current economic conditions could adversely affect our business and our results of operations. Among other things, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our products from Medicare, Medicaid, and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. as a result of current or recent economic conditions has and may continue to result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a further slowdown in collections, and a reduction in the amounts we expect to collect. Any or all of these factors, as well as other consequences of the current economic condition that cannot currently be anticipated, could have a material adverse effect on our revenues, earnings, and cash flows and otherwise adversely affect our financial condition.

A security breach or other disruption of our information technology systems could disrupt our business, compromise our information, and expose us to liability, which would cause our business and reputation to suffer.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, disrupt our operations, and damage our reputation, which could adversely affect our revenues and competitive position. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information technology systems, there can be no assurance that we can prevent any such failures, interruptions, or security breaches or, if they do occur, that they will be adequately addressed.

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

Some of our new products will require FDA clearance through the 510(k) process. Other products may require the approval of a PMA. In addition some of our new products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. The FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

The failure by us or one of our suppliers to comply with U.S. federal, state, and foreign governmental regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties, among other things. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible. To the extent one of our suppliers fails to comply with applicable U.S. federal, state and foreign regulations, it may affect our ability either to obtain components and/or finished products or to have our finished products manufactured. In addition, changes in governmental policies or regulations may impose additional regulatory requirements on us, which could delay our ability to obtain new clearances or approvals and increase the costs of compliance. For instance, the FDA recently clarified the regulatory requirements to obtain 510(k) clearances and PMA approval. These two new guidance documents may make it more difficult for us to apply for and receive 510(k) clearances and PMA approvals for our new devices and to commercialize modifications to our existing devices. Additionally, the Food and Drug Administration Amendments Act of 2007 requires, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly.

Further, foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products internationally, we may be subject to rigorous international regulation in the future. In these circumstances, we rely significantly on our foreign independent distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

Obtaining approval from regulatory authorities may require successful clinical studies. Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, the proximity of patients to clinical sites and the ability of those patients to comply with the eligibility and exclusion criteria for participation in the clinical trial and meet study compliance requirements.

Development of sufficient and appropriate clinical protocols and data to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients or clinical investigators to continue to participate in a clinical trial may cause an increase in costs and delays in the clearance or approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

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

Our facilities and manufacturing techniques generally must conform to standards that are established by the FDA and other government agencies, including those of European and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of our facilities or our processes to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we have failed to comply with the appropriate regulatory standards, it may impose fines on us, delay or withdraw pre-market clearances or other regulatory approvals or, if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

If our products, or malfunctions of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

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

Although we do not provide healthcare services, submit claims for third-party reimbursement, or receive payments directly from Medicare, Medicaid, or other third-party payors for our products or the procedures in which our products are used, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These healthcare laws and regulations include, for example:

•	the federal Anti-kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•	HIPAA, which established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•	federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

We have adopted policies and procedures designed to comply with the various healthcare laws applicable to our business. However, because of the breadth of these laws and regulations and the sometimes subjective nature of their application, it is possible that some of our business activities could be subject to challenge under one or more of such laws. The risk of being found to have violated such laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, in recent years, we believe that both federal and state regulators have increased regulation, enforcement, inspections and governmental investigations of the medical device industry, which further increases the risk that our business activities could be subject to challenge under certain laws. The Health Care Reform Law, among other things, also amends the intent requirement of the federal anti-kickback and criminal healthcare fraud laws such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it, which further expands the breadth of the applicable laws. Furthermore, it is also possible that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

As discussed in more detail in the risk factor entitled “We are involved in an ongoing governmental investigation, the existence and results of which may adversely impact our business and results of operations,” in October 2011 we received a subpoena issued by the OIG under the authority of the federal healthcare fraud and false claims laws. We have cooperated with the government’s request and have reached a tentative settlement with the U.S. Department of Justice as of December 24, 2012. We expect to have this settlement finalized in the first half of 2013.

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

The Health Care Reform Law imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

In October 2011, we received a subpoena issued by the OIG, under the authority of the federal healthcare fraud and false claims laws. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We tentatively agreed with the staff of the Department of Justice to settle its federal investigation for $6 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the first half of 2013. We admit no wrongdoing as part of the settlement. We are also unable to predict what impact, if any, the outcome of the matters raised by the OIG will have on the willingness of surgeons to accept our products, our ability to hire or retain sales representatives and other employees, potential future reimbursement decisions by payors or other significant aspects of our business.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in such promotion.

Our currently marketed products have been cleared by the FDA’s 510(k) clearance process (or were exempt from the 510(k) process) for use under specific circumstances for the treatment of certain lumbar spine conditions. We cannot, however, prevent a physician from using our products or procedure outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by the FDA to have engaged in the promotion of any of our products for off-label use, it could request that we modify our training or promotional materials or we could be subject to FDA enforcement action, including significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Any of these events could harm our business and results of operations and cause our stock price to decline.

Risks Related to Our Intellectual Property

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.

The success of our business depends significantly on our ability to protect our proprietary rights to the procedures created with, and the technologies used in, our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending United States and foreign patent applications may not be approved, may not result in patents in a form that will be advantageous to us, or may result in patents that may be successfully challenged by others and invalidated in the future. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. The patents we own may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to ours. Although we have taken steps to protect our intellectual property and proprietary technology, including entering into confidentiality agreements and intellectual property assignment agreements with our officers, employees, consultants and advisors, such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of such agreements. Furthermore, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. While we intend to defend against any threats to our intellectual property, intellectual property litigation can involve complex factual and legal questions and its outcome is uncertain. There can be no assurance that litigation will adequately protect our patents or that our competitors will not independently develop products or solutions that are equivalent or superior to ours. Because of the importance of our patent portfolio and unpatented proprietary technology to our business, we may lose market share to our competitors if we fail to protect our patent rights.

Our success will also depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture, and sale of such products could be severely restricted or prohibited. In addition, any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Additionally, if we infringe, or are claimed to infringe, a third party’s intellectual property, we may be forced to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, even if we, our strategic partners or our licensees are able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Also, there is the possibility that we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Risks Related to the Merger and the Private Placement Transaction

We may not realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on our ability to realize the anticipated growth opportunities and synergies from combining the businesses of our company and Baxano. The integration of the businesses is a complex, time-consuming, and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our operations following closing. Our ability to realize the benefits of the Merger, and the timing of this realization, depend upon a number of factors, including:

•	obtaining and maintaining patent rights relating to Baxano’s products;

•	effectively consolidating our sales, marketing, research and development and other operations;

•	retaining and attracting key employees;

•	integrating and harmonizing financial reporting and information technology systems;

•	consolidating corporate and administrative functions;

•	preserving our and Baxano’s important business relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	establishing and maintaining appropriate internal controls over financial reporting and disclosure controls and procedures.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate our operations with Baxano’s operations, or to realize the anticipated benefits of the integration following the closing. The anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved. An inability to realize the full extent of, or any of, the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the closing.

The Merger and the Private Placement Transaction are subject to conditions to closing that could result in such transactions being delayed or not consummated, which could negatively impact our stock price and future business and operations.

The Merger and the Private Placement Transaction are subject to conditions to closing as set forth in the Merger Agreement and the Securities Purchase Agreement, including obtaining the requisite approval of our stockholders of the issuance of shares of our common stock pursuant to the Merger Agreement and the Securities Purchase Agreement. In addition, it is a condition to the closing of the Merger or the Private Placement Transaction that both transactions close concurrently. If any of the conditions to the closing of the Merger and the Private Placement Transaction are not satisfied or, where permissible, not waived, neither the Merger nor the Private Placement Transaction will be consummated. Failure to consummate the Merger and the Private Placement Transaction could negatively impact our stock price, future business and operations, and financial condition. In addition, any delay in the consummation of the Merger and the Private Placement Transaction, or any uncertainty about the consummation of the Merger and the Private Placement Transaction, may adversely affect our future business, growth, revenue, and results of operations.

If the former stockholders of Baxano and/or the Investors sell a substantial amount of our common stock received in the Merger and the Private Placement Transaction, they could cause our common stock price to decline.

We have agreed to file a registration statement on Form S-1 or Form S-3 to register the resale of the shares of our common stock to be issued to the stockholders of Baxano in the Merger and to the investors in the Private Placement Transaction under the federal securities laws. Pursuant to the Securities Purchase Agreement, the investors in the Private Placement Transaction and all other holders of shares received pursuant to the Merger Agreement agreed not to sell, transfer, or otherwise dispose of the shares of the Company’s common stock issued at the closing of the Merger and the Private Placement Transaction from the period commencing on such closing and expiring on the effective date of such registration statement, subject to certain exceptions. Once the registration statement is declared effective, all of the shares of common stock issued pursuant to the Merger Agreement and the Securities Purchase Agreement will be available for resale in the public market. The sale of a substantial number of shares of our common stock by former Baxano stockholders, the investors, or our other stockholders within a short period of time could cause our stock price to decrease and make it more difficult for us to raise funds through future offerings of common stock.

We have incurred and will incur significant costs in connection with the Merger and the Private Placement Transaction, whether or not we complete them.

We have incurred significant costs related to the Merger and the Private Placement Transaction and we expect to incur significant additional costs. These costs include our financial advisory, legal, and accounting fees, expenses, and other charges. In addition, the Merger Agreement grants certain termination rights to Baxano under which we would be required to pay Baxano a termination fee equal to $2,000,000 and to reimburse Baxano for its expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000. We may also incur additional unanticipated costs for any of a number of reasons. Such costs will reduce the assets that we would have if the Merger and the Private Placement Transaction are not consummated, or that we would have to operate our business after the Merger and the Private Placement Transaction.

After the completion of the Merger, the surviving corporation, which will be a wholly-owned subsidiary of the Company, will possess not only all of the assets, but also all of the liabilities of Baxano. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on our business, operating results, and financial condition.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent, or other liabilities or problems. After the completion of the Merger, the surviving corporation, which will be a wholly-owned subsidiary of the Company, will possess not only all of the assets, but also all of the liabilities of Baxano. Although we conducted a due diligence investigation of Baxano and its known and potential liabilities and obligations, it is possible that undisclosed, contingent, or other liabilities or problems may arise after the completion of the Merger, which could have an adverse effect on our business, operating results, and financial condition. The amount of such liabilities may be in excess of the value of the Merger consideration that will be placed into an escrow fund for 12 months following the closing of the Merger to secure our rights to indemnification under the Merger Agreement, or we may not be entitled to indemnification for such liabilities under the Merger Agreement, or such liabilities may not be uncovered until after the escrow fund has been released.

Risks Related to Our Common Stock

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of December 31, 2012, our officers, directors and principal stockholders, collectively held approximately 49.0% of our outstanding common stock. These stockholders, if they act together, could potentially exercise their significant voting power and influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may not be in the best interests of our other stockholders.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes.

As of December 31, 2012, we have federal net operating loss, or NOL, carryforwards of approximately $105.6 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code of 1986 as amended, or the Code, if an “ownership change” in our company occurs during a rolling three-year period. An ownership change could result from, among other things, the offering of stock by us, the purchase or sale of our stock by 5% stockholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% stockholders result in aggregate increases that exceed 50 percentage points during the rolling three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carryforwards at the time of ownership change. While we do not believe the proposed Merger and Private Placement Transaction will, by itself, constitute an ownership change, we have not yet analyzed whether an ownership change would result if the Merger and Private Placement Transaction are aggregated with our issuances of common stock during the prior three-year period. It is also possible that future transactions could be aggregated with the Merger and Private Placement Transaction to result in an ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL carryforwards to offset taxable income.

The price of our common stock has been, and may continue to be, volatile and our stockholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock on the NASDAQ Global Market has exhibited high levels of volatility with significant price fluctuations, which makes our common stock unsuitable for many investors. For example, for the three years ended December 31, 2012, the closing price of our common stock ranged from a high of $5.35 per share to a low of $1.50 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock.

Trading in our stock has historically been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2012 was approximately 64,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our common stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

Anti-takeover provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law may have the effect of deterring or delaying attempts by our stockholders to remove or replace management, engage in proxy contests and effect changes in control. The provisions of our charter documents include:

•	a classified board so that only one of the three classes of directors on our Board of Directors is elected each year;
•	procedures for advance notification of stockholder director nominations and proposals;
•	a prohibition on stockholders being able to call a special meeting of stockholders;
•	the ability of our Board of Directors to amend our bylaws without stockholder approval;
•	a supermajority stockholder vote requirement for amending certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws; and
•	the ability of our Board of Directors to issue up to 5,000,000 shares of preferred stock without stockholder approval upon the terms and conditions and with the rights, privileges and preferences as our Board of Directors may determine.

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

In February 2010, we moved into a new facility of approximately 31,000 square feet, located in Wilmington, North Carolina. In September 2012, we subleased out 7,000 square feet of underutilized space leaving us with 24,000 square feet. Of that amount, approximately 5,000 square feet is used for manufacturing and warehousing, 13,000 square feet for office space and 6,000 square feet for research and development activities. This lease expires in December 2014, with an option to extend the lease through December 2019. We believe that our current facility will be sufficient to meet our needs through that time. In October 2011, we entered into a lease for a surgeon training facility of approximately 4,375 square feet, located in Raleigh, North Carolina. Of that amount, approximately 2,200 square feet is used for training activities and 2,175 square feet is used for office space. This lease expires in 2017, with an option to extend the lease through 2022. In October 2012, we entered into a lease for executive office space of approximately 4,350 square feet, located in Raleigh, North Carolina. This office space is adjacent to the surgeon training facility. This lease expires in 2017, with an option to extend the lease through 2023.

Item 3.	Legal Proceedings.

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the material pending legal proceedings to which we are a party or to which any of our property is subject. See Note 5 of Notes to Consolidated Financial Statements included at the end of this annual report for additional discussion of legal matters.

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We tentatively agreed with the staff of the Department of Justice to settle its federal investigation for $6 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the first half of 2013. We admit no wrongdoing as part of the settlement.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court for the Eastern District of North Carolina, on behalf of all persons, other than defendants, who purchased TranS1 securities between February 21, 2008 and October 17, 2011.  The complaint alleges violations of the Exchange Act based upon purported omissions and/or false and misleading statements concerning TranS1’s financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  We are unable to predict what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

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

	Price Range
	High	Low
Fiscal 2012:
Fourth quarter	$3.40	$2.37
Third quarter	3.24	2.33
Second quarter	3.87	2.33
First quarter	4.67	1.73
Fiscal 2011:
Fourth quarter	$3.33	$1.39
Third quarter	5.22	2.58
Second quarter	5.42	4.08
First quarter	5.20	2.00

The closing price for our common stock as reported by the NASDAQ Global Market on March 1, 2013 was $2.22 per share.

As of March 1, 2013, we had approximately 111 stockholders of record.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by TranS1

We did not sell any securities in 2012 that were not registered under the Securities Act. During 2012, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Exchange Act. We made no purchases on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2012.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2007 through December 31, 2012 to that of the cumulative return over such period for (i) The NASDAQ Stock Market Composite Index, and (ii) NASDAQ Medical Equipment Index. Total stockholder return assumes $100.00 invested at the beginning of the period in our common stock and in each of the comparative indices. The graph further assumes that such amount was initially invested in our common stock at the closing market price on December 31, 2007, and that any dividends have been reinvested. We have not paid any dividends on our common stock. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The material in the above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act or the Exchange Act, whether made on, before or after the date of this annual report and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporate this performance graph by reference therein.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$14,570	$19,153	$26,154	$29,807	$25,304
Cost of revenue	4,309	4,555	7,104	5,687	4,315
Gross profit	10,261	14,598	19,050	24,120	20,989
Operating expenses
Research and development	5,457	5,191	4,223	6,439	4,081
Sales and marketing	20,049	21,561	26,275	34,098	29,375
General and administrative	6,172	5,890	8,565	7,184	7,116
Charges related to U.S. Government settlement	8,324	235	-	-	-
Total operating expenses	40,002	32,877	39,063	47,721	40,572
Operating loss	(29,741)	(18,279)	(20,013)	(23,601)	(19,583)
Other income (loss), net	(147)	6	486	405	2,548
Net loss	$(29,888)	$(18,273)	$(19,527)	$(23,196)	$(17,035)

Net loss per common share - basic and diluted	$(1.10)	$(0.81)	$(0.94)	$(1.13)	$(0.84)
Weighted average common shares outstanding - basic and diluted	27,266,600	22,587,749	20,738,433	20,603,600	20,288,711

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,541	$44,751	$42,536	$55,251	$77,266
Working capital	19,051	47,972	46,166	63,467	84,174
Total assets	32,260	54,032	52,019	68,991	90,491
Noncurrent liabilities	78	26	-	-	-
Common stock	3	3	2	2	2
Additional paid in capital	159,929	158,403	138,401	136,402	133,507
Total stockholders' equity	21,139	49,500	47,728	65,280	85,586

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers. We currently market the AxiaLIF family of products for single and two level lumbar fusion, the VEO lateral access and interbody fusion system, the Vectre lumbar posterior fixation system and Bi-Ostetic bone void filler, a biologics product. Our AxiaLIF products use our pre-sacral approach, through which a surgeon can access discs in the lumbar region of the spine through an incision adjacent to the tailbone and perform an interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. We also market products that may be used with our AxiaLIF surgical approach, including bowel retractors and additional discectomy tools, as well as a bone graft harvesting system that can be used to extract bone graft in any procedure for which the use of bone graft is appropriate. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the FDA for our AxiaLIF Legacy product in the fourth quarter of 2004, and commercially introduced our AxiaLIF Legacy product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF Legacy product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF Plus 2-Level product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we began distributing Bi-Ostetic bone void filler, a biologics product. We commercially launched our AxiaLIF Plus 1-Level product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 we received a CE mark for our VEO lateral access and interbody fusion system and began commercialization in the European market. We currently sell our products through a direct sales force, independent sales agents and international distributors.

In March 2012, we announced that the Panel voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 0309T, as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the AMA’s website on March 2, 2012, and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF Plus 1-Level device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation. With the establishment of a Category I CPT code effective January 1, 2013, we believe that we are in a position to transition to a period of sustainable revenue growth.

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

Since inception, we have been unprofitable. As of December 31, 2012, we had an accumulated deficit of $ 138.8 million.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

On March 3, 2013, we entered into the Merger Agreement with Merger Sub, Baxano and the Securityholder Representatives, under which we will acquire Baxano through a merger of Merger Sub with and into Baxano. At the effective time of the Merger, Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company. The dollar value of the shares of our common stock to be issued in connection with the Merger is expected to be approximately $23.1 million, subject to fluctuations in the price of our common stock on the NASDAQ Global Market and certain adjustments.

Baxano is a medical instrument company focused on designing, developing and marketing innovative tools that restore spine function, preserve healthy tissue, and enable a better quality of life for the patients it serves.  Baxano currently markets the patented iO-Flex system, a proprietary minimally invasive set of flexible instruments allowing surgeons to target lumbar spinal stenosis in all three regions of the spine: central canal, lateral recess, and neural foramen, and has developed the patented iO-Tome instrument to rapidly and precisely remove bone, including the facet joints, which is commonly performed in spinal fusion procedures. Baxano was founded in 2005 and is headquartered in San Jose, California. The Merger is expected to close early in the second quarter of 2013 and is subject to TranS1 stockholder approval and customary conditions to closing.

Concurrent with entering into the Merger Agreement, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we will sell to the Investors, and the Investors will purchase from the Company, an aggregate of 7,543,938 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of $17.2 million. This Private Placement Transaction is subject to approval by the Company’s stockholders of the issuance of shares of the Company’s common stock in connection with the Merger Agreement and the Securities Purchase Agreement, the closing of the Merger, and other customary closing conditions set forth in the Securities Purchase Agreement.

Results of Operations

	Years Ended December 31,
	(in thousands, except gross margin percentage)
	2012	2011	% change	2010	% change

Revenue	$14,570	$19,153	(23.9)%	$26,154	(26.8)%
Cost of revenue	4,309	4,555	(5.4)%	7,104	(35.9)%
Gross margin %	70.4%	76.2%	(7.6)%	72.8%	4.6%
Total operating expenses	40,002	32,877	21.7%	39,063	(15.8)%
Net loss	(29,888)	(18,273)	(63.6)%	(19,527)	6.4%

Revenue

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

Sales and Marketing

Sales and marketing expenses consist of personnel costs, sales commissions paid to our direct sales representatives, independent sales agents and independent distributors and costs associated with physician training programs, promotional activities and participation in medical and trade conferences. In future periods, we expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

General and Administrative

General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses. In future periods, we expect general and administrative expenses to increase to support our sales, marketing, research and development efforts.

Other Income (Expense), Net

Other income (expense), net is primarily composed of the gain or loss on disposal of fixed assets, interest earned on our cash, cash equivalents and available-for-sale securities and government grants.

Comparison of the Years Ended December 31, 2012, 2011 and 2010

Revenue. Revenue was $14.6 million in 2012, $19.2 million in 2011 and $26.2 million in 2010. The $4.6 million decrease in revenue from 2011 to 2012 and the $7.0 million decrease in revenue from 2010 to 2011 were primarily a result of a lower number of AxiaLIF cases performed in each subsequent year, which was due primarily to physician reimbursement limitations, as well as an increase, relative to past practice, in insurance denials for lumbar fusion surgery due to the lack of medical necessity. These decreases were partially offset by price increases in April 2012 and April 2011 and increased revenues from the introduction of new or enhanced products, including our VEO lateral access and interbody fusion system and the AxiaLIF Plus 1-Level in 2011. Domestically, sales of our AxiaLIF single level products decreased to $5.4 million in 2012 from $9.4 million in 2011 and $12.9 million in 2010. Sales of our AxiaLIF Plus 2-Level and 2L products were $3.3 million in 2012, $5.1 million in 2011 and $7.8 million in 2010. Sales of our Bi-Ostetic bone void filler, which was introduced in February 2010, decreased to $0.9 million in 2012 from $1.0 million in 2011, which was an increase from $0.6 million in 2010, as a result of the lower overall number of fusion procedures we performed. In 2012, we also generated $1.8 million in revenue from our VEO lateral access and interbody fusion system, which began its limited market release in June 2011 and was commercially launched in November 2011, compared to $0.4 million in 2011. Additionally, during 2012, 2011 and 2010, we generated $0.6 million, $1.0 million and $1.9 million, respectively, in revenues from sales of our facet and Vectre screw systems, which declined primarily as a result of the lower overall number of fusion procedures we performed, and, to a lesser extent, because we introduced a more stringent clinical application guideline for these products to ensure optimal patient outcomes. Sales of our pedicle screw system, which was introduced in the first quarter of 2010, decreased to $0.2 million in 2012 from $0.3 million in 2011 and $0.6 million in 2010. In 2012, average revenue per AxiaLIF case continued to increase from 2011 and 2010, due to a price increase effective April 1, 2012, the release of our new AxiaLIF and VEO products and penetration into existing cases by our other products. In 2012, 2011 and 2010, we recorded 732, 1,298 and 1,985 domestic AxiaLIF cases, respectively, including 220 AxiaLIF Plus 2-Level cases in 2012, 343 AxiaLIF Plus 2-Level cases in 2011 and 555 AxiaLIF Plus 2-Level and 2L cases in 2010. Revenue generated outside the United States increased to $1.9 million in 2012 from $1.7 million in 2011 which was a decrease from $2.4 million in 2010. In 2012, 2011 and 2010, initial stocking shipments to new distributors and shipments of new or enhanced products to existing distributors were $1.2 million, $47,000 and $110,000, respectively. Initial stocking shipments in 2012 included $1.0 million to our new distributor in China. Effective January 1, 2012, we replaced our direct sales representatives in Europe with an independent sales agent, comprised of former employees of our direct sales organization. In January 2013, we terminated this sales agent and are transitioning to other distribution channels. In 2012, 87% of our revenues were generated in the United States compared to 91% in 2011 and 2010.

Cost of Revenue. Cost of revenue decreased to $4.3 million in 2012 from $4.6 million in 2011 and $7.1 million in 2010. The $0.3 million decrease from 2011 to 2012 was primarily related to lower material and overhead costs associated with decreased sales volume for our products and changes in inventory obsolescence reserves. There were inventory obsolescence charges of $0.3 million in 2012 for products that were being replaced, were obsolete or excess, compared to $0.5 million in obsolescence charges taken in 2011. The $2.5 million decrease from 2010 to 2011 was primarily related to inventory obsolescence reserves of $2.0 million taken in 2010 for products that were being replaced, were obsolete or were excess, and lower material and overhead costs associated with decreased sales volume for our products. Gross margin decreased to 70.4% in 2012, from 76.2% in 2011 and 72.8% in 2010. The decrease in gross margin in 2012 was due to a higher percentage of international sales which carry a lower gross margin, a higher percentage of sales being derived from ancillary and distributed products in 2012 as compared to 2011, which have a lower gross margin than our AxiaLIF products, increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product, and royalty expense. The increase in gross margin from 2010 to 2011 was primarily related to the additional inventory reserves that were taken in 2010, as discussed above, partially offset by changes in product sales mix and pricing pressures from customers.

Research and Development. Research and development expenses increased to $5.5 million in 2012 from $5.2 million in 2011 and $4.2 million in 2010. The $0.3 million increase in expense from 2011 to 2012 was primarily the result of an increase in personnel-related costs of $0.6 million as we increased our headcount in regulatory and clinical functions, partially offset by a decrease of $0.3 million in product acquisition costs. The $1.0 million increase in expense from 2010 to 2011 was primarily the result of a $0.5 million expenditure in 2011 to acquire the exclusive license of our new VEO lateral access and interbody fusion system and an increase in clinical project-related spending.

Sales and Marketing. Sales and marketing expenses decreased to $20.0 million in 2012 from $21.6 million in 2011 and $26.3 million in 2010. The decrease in expense from 2011 to 2012 of $1.6 million was primarily due to lower personnel-related costs of $1.4 million as we benefited from reductions in our direct sales headcount, lower commissions of $0.9 million as our revenues declined and decreased travel and entertainment expenses of $0.2 million related to the lower headcount, partially offset by increases in consulting costs of $0.4 million related to our reimbursement efforts and $0.4 million related to surgeon training for our new and enhanced products. The decrease in expense from 2010 to 2011 of $4.7 million was primarily due to lower personnel-related costs of $3.6 million, including lower commissions of $1.7 million, as we reduced our direct sales headcount, decreased promotional costs by $0.9 million, decreased travel and entertainment expenses by $0.7 million and decreased surgeon training costs by $0.3 million. These lower expenses were partially offset by an increase in consulting costs of $0.4 million related to our reimbursement efforts and $0.2 million related to the closing costs for our international office.

General and Administrative. General and administrative expenses increased to $6.2 million in 2012 from $5.9 million in 2011, which was a decrease from $8.6 million in 2010. The increase in expenses from 2011 to 2012 of $0.3 million was primarily attributable to the costs of sub-leasing a portion of our Wilmington facility of $0.3 million. The decrease in expenses from 2010 to 2011 of $2.7 million was primarily attributable to a decrease in personnel-related costs related to the management transition that occurred in 2010, including severance, recruiting and other personnel-related expenses of $1.1 million, a decrease in employee and related costs of $0.9 million, decreased legal costs of $0.5 million, a decrease in bad debt expense of $0.2 million and a decrease in consulting expense of $0.1 million, offset by an increase in directors and officers insurance of $0.3 million.

U.S. Government Settlement Charges. In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. TranS1 and the staff of the Department of Justice tentatively agreed to settle its federal investigation for $6.0 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG. We also incurred legal fees related to the investigation of $2.3 million in 2012 and $235,000 in 2011.

Other Income (Expense), Net. Other income (expense), net, decreased to expense of $147,000 in 2012 from $6,000 in income in 2011, and $0.5 million in income in 2010. The decrease of $153,000 from 2011 to 2012 was primarily the result of the loss on the disposal of fixed assets of $90,000 and a decrease in interest income due to lower cash on hand and lower interest rates on investments of $65,000. The decrease of $0.5 million from 2010 to 2011 was primarily the result of a grant we received from the U.S. Treasury under the Qualifying Therapeutic Discovery Program in 2010 for $0.5 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of December 31, 2012, we had an accumulated deficit of $138.8 million. We have not yet achieved profitability, and anticipate that we will continue to incur losses in the near term. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 with respect to this uncertainty. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million and the net proceeds of our September 2011 stock offering of $18.2 million have funded our operations since then.

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (Filing No. 333-174255), or the Shelf Registration Statement, with the SEC, which became effective on August 1, 2011. Depending on our non-affiliated public equity float during the time period prior to consummating a financing transaction, the Shelf Registration Statement allows us to raise up to an additional $29.85 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.

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

As of December 31, 2012, we did not have any significant outstanding debt financing arrangements, we had working capital of $19.1 million and our primary source of liquidity was $21.5 million in cash, cash equivalents and short-term investments. We currently invest our cash and cash equivalents primarily in money market treasury funds and our short-term investments primarily in U.S. agency backed debt instruments.

Cash, cash equivalents and short-term investments decreased from $44.8 million at December 31, 2011 to $21.5 million at December 31, 2012. The decrease of $23.3 million was primarily the result of net cash used in operating activities of $21.4 million and purchases of property and equipment of $2.0 million, partially offset by net cash provided from the issuance of our common stock under our employee stock purchase plan of $0.1 million and upon the exercise of stock options of $0.1 million.

Cash, cash equivalents and short-term investments increased from $42.5 million at December 31, 2010 to $44.8 million at December 31, 2011. The increase of $2.3 million was primarily the result of net cash of $18.2 million provided from the sale of our common stock in the September 2011 public offering, common stock issued under our employee stock purchase plan of $0.2 million and from the exercise of stock options of $0.1 million, offset by net cash used in operating activities of $15.6 million and purchases of property and equipment of $0.7 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $21.4 million in 2012, $15.6 million in 2011 and $12.3 million in 2010. For each of these periods, net cash used in operating activities was attributable primarily to net losses after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory reserves, bad debt reserves, and the loss on sale of fixed assets, combined with changes in working capital requirements to support the market acceptance of our products. Net cash used in operating activities for the year ended December 31, 2012 also included a $6.6 million increase in accrued expenses related to the OIG settlement.

Net Cash Provided by Investing Activities. Net cash provided by investing activities was $4.0 million in 2012, $11.3 million in 2011 and $7.3 million in 2010. For each of these periods, this amount reflected purchases or sales and maturities of investments and purchases of property and equipment, which were primarily for reusable instrument kits used in the field and information technology needs.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $0.2 million in 2012, $18.4 million in 2011 and $0.1 million in 2010. For each of these periods, this amount reflected shares issued related to the employee stock purchase plan and shares issued upon the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2011 also included the net proceeds from the issuance of shares of common stock in the September 2011 public offering of $18.2 million.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents and short-term investments, together with cash received from sales of our products, will be insufficient to meet our anticipated cash needs through 2013. We intend to spend substantial amounts on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

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

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We tentatively agreed with the staff of the Department of Justice to settle its federal investigation for $6.0 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the first half of 2013. We admit no wrongdoing as part of the settlement.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of all persons, other than defendants, who purchased TranS1 securities between February 21, 2008 and October 17, 2011.   The complaint alleges violations of the Exchange Act, based upon purported omissions and/or false and misleading statements concerning TranS1’s financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  We are unable to predict what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Contractual Obligations and Commitments

The following table discloses information about our contractual obligations by the year in which payments are due as of December 31, 2012:

	Payments Due by Year
	( in thousands)
Contractual Obligations and Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years

Operating leases(1)	$1,539	$485	$680	$324	$50

(1) We rent office space under an operating lease which expires in 2014, with an option to extend the lease through 2019. We also rent space for a training facility which expires in 2017, with an option to extend the lease through 2022. We signed a lease for executive office space in 2012 which expires in 2017, with an option to extend the lease through 2023. This table does not include obligations for any lease extensions.

U.S. government settlement - The table above does not include our $6.0 million settlement with the U.S. government. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for these amounts.

Reserves for uncertain tax positions - The table above does not include $1.0 million of total gross unrecognized tax benefits as of December 31, 2012. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods, if any, for these amounts.

Recent Developments

Agreement and Plan of Merger. On March 3, 2013, we entered into the Merger Agreement with Merger Sub, Baxano and the Securityholder Representatives. Under the terms of the Merger Agreement, we will acquire Baxano through a merger of Merger Sub with and into Baxano. At the effective time of the Merger (the “Effective Time”), Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the merger consideration will consist of approximately 10.4 million shares. The number of shares comprising the merger consideration will be reduced by a number of shares with a value equal to the following (using for the per share value an average closing price on the NASDAQ Global Market during the 10 days preceding the Effective Time): (1) Baxano’s indebtedness in excess of (a) amounts under promissory notes of Baxano that are convertible into capital stock of Baxano, each a Baxano Note, outstanding at the Effective Time, and (b) up to $3,000,000 of principal as well as interest outstanding under certain long-term indebtedness; (2) $300,000 in cash, which will be used to fund a compensation plan to be adopted by Baxano prior to the closing of the Merger providing for bonuses to Baxano’s employees and certain non-employee directors; and (3) $250,000 in cash, which we have agreed to deposit into an account specified for the purpose of funding the expenses of the Securityholder Representatives under the Merger Agreement.

At the Effective Time, each Baxano Note will be terminated, and the holders of such notes will be entitled to receive merger consideration in accordance with the Merger Agreement. Any and all stock option plans or other stock or equity-related plans of Baxano, together with any employee stock purchase plans, will be terminated prior to the Effective Time. Prior to the Effective Time, Baxano must use commercially reasonable efforts to terminate each outstanding option to purchase common stock of Baxano, whether vested or unvested, and each warrant to acquire capital stock of Baxano.

The Merger Agreement contains customary representations, warranties, and covenants, including covenants related to obtaining the requisite stockholder approvals, appointing two Baxano designees to our Board of Directors, restricting the solicitation of competing acquisition proposals, the lock-up and registration of the shares of our common stock issued in connection with the Merger pursuant to the Securities Purchase Agreement described below, and the Company’s and Baxano’s conduct of their businesses between the date of signing the Merger Agreement and the closing of the Merger.

The stockholders of Baxano approved the Merger and the Merger Agreement pursuant to a written consent in lieu of a stockholders’ meeting on March 3, 2013 following execution of the Merger Agreement. Consummation of the Merger is also subject to approval by our stockholders of the issuance of shares of our common stock in connection with the Merger and the satisfaction or waiver of the closing conditions set forth in the Securities Purchase Agreement and other customary closing conditions set forth in the Merger Agreement. Our directors, officers, and certain affiliates of the Company, who together hold approximately 24.2% of our issued and outstanding common stock, have agreed to vote their shares in favor of the issuance of our common stock in connection with the Merger Agreement and the Securities Purchase Agreement.

The Merger Agreement grants certain termination rights to the Company and Baxano. In addition, the Merger Agreement provides that we will be required to pay Baxano a termination fee equal to $2,000,000 and to reimburse Baxano for its expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000, if Baxano or the Company terminates the Merger Agreement under certain conditions. The Merger Agreement also provides that Baxano will be required to pay the Company a termination fee equal to $1,000,000 and to reimburse the Company for its expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000, if the Company terminates the Merger Agreement under certain conditions.

Securities Purchase Agreement. Concurrent with entering into the Merger Agreement, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we will sell to the Investors, and the Investors will purchase from the Company, an aggregate of 7,543,938 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of $17.2 million.

Pursuant to the Securities Purchase Agreement, we agreed to register the resale of the shares of our common stock to be issued pursuant to the Merger Agreement and the Securities Purchase Agreement under a registration statement (the “Registration Statement”) on Form S-3 (or another appropriate form if Form S-3 is not then available to us). In addition, the Investors and all other holders of shares received pursuant to the Merger Agreement agreed not to sell, transfer, or otherwise dispose of the shares of our common stock issued at the closing of the Merger and the Private Placement Transaction from the period commencing on the closing of the Private Placement Transaction and expiring on the effective date of the Registration Statement, subject to certain exceptions.

If the Registration Statement is not declared effective by the SEC by a certain date, we must pay each Investor and other holder of shares issued pursuant to the Merger Agreement liquidated damages equal to 1% of the value of their shares (calculated at the closing price of such shares) per month, up to a maximum of 12%.

The Securities Purchase Agreement contains customary representations and warranties of the Company and the Investors. Consummation of the Private Placement Transaction is subject to approval by our stockholders of the issuance of shares of our common stock in connection with the Merger Agreement and the Securities Purchase Agreement, the closing of the Merger, and other customary closing conditions set forth in the Securities Purchase Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any outstanding debt or available debt financing arrangements or off-balance sheet liabilities.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory reserves, accrued expenses, income tax valuations and stock-based compensation. We base our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. We generate revenue from the sale of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The second sales method is for sales to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment and the customer only has the right of return for defective products. We primarily recognize revenue upon the shipment of the product to distributors outside the United States, when risk of loss and title has transferred to the distributor, provided we have no material performance obligations.

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

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We account for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2012 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or the FASB, issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued a standard on the presentation of other comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of other comprehensive income in a single continuous statement, or in two separate, but consecutive, statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in the June 2011 standard. That requirement called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. The adoption of this standard did not have a material effect on our financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This guidance is not expected to have a material effect on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are set forth at the end of this annual report. See “Index to Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management's annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of internal controls over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

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

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2012 and delivered to our stockholders in connection with our 2013 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2012, and delivered to our stockholders in connection with our 2013 annual meeting of stockholders.

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

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2012 and delivered to stockholders in connection with our 2013 annual meeting of our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2012, and delivered to our stockholders in connection with our 2013 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2012, and delivered to our stockholders in connection with our 2013 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Financial Statements

(1) Our consolidated financial statements appear at the end of this annual report. See “Index to Consolidated Financial Statements.”

(2) Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts

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

TranS1 Inc.

Date:	March 6, 2013	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Reali	President, Chief Executive Officer and Director (Principal	March 6, 2013
Ken Reali	Executive Officer)

/s/ Joseph Slattery	Executive Vice President and Chief Financial Officer	March 6, 2013
Joseph Slattery	(Principal Financial and Accounting Officer)

/s/ Michael Carusi	Director	March 6, 2013
Michael Carusi

/s/ Jeffrey Fischgrund	Director	March 6, 2013
Jeffrey Fischgrund

/s/Paul LaViolette	Chairman of the Board	March 6, 2013
Paul LaViolette

/s/ Jonathan Osgood	Director	March 6, 2013
Jonathan Osgood

/s/James Shapiro	Director	March 6, 2013
James Shapiro

/s/David Simpson	Director	March 6, 2013
David Simpson

/s/Mark Stautberg	Director	March 6, 2013
Mark Stautberg

TranS1 Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of TranS1 Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TranS1, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Raleigh, NC

March 6, 2013

TranS1 Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$21,541	$38,724
Short-term investments	-	6,027
Accounts receivable, net	3,206	2,522
Inventory	5,017	4,525
Prepaid expenses and other assets	330	680
Total current assets	30,094	52,478
Property and equipment, net	2,166	1,554
Total assets	$32,260	$54,032

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,603	$3,127
Accrued expenses related to U.S. Government settlement	6,792	180
Accrued expenses	1,648	1,199
Total current liabilities	11,043	4,506
Noncurrent liabilities	78	26
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011.	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized, 27,313,997 and 27,244,059 shares issued and outstanding at December 31, 2012 and 2011, respectively	3	3
Additional paid-in capital	159,929	158,403
Accumulated other comprehensive income	14	13
Accumulated deficit	(138,807)	(108,919)
Total stockholders' equity	21,139	49,500
Total liabilities and stockholders' equity	$32,260	$54,032

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Revenue	$14,570	$19,153	$26,154
Cost of revenue	4,309	4,555	7,104
Gross profit	10,261	14,598	19,050
Operating expenses:
Research and development	5,457	5,191	4,223
Sales and marketing	20,049	21,561	26,275
General and administrative	6,172	5,890	8,565
Charges related to U.S. Government settlement	8,324	235	-
Total operating expenses	40,002	32,877	39,063

Operating loss	(29,741)	(18,279)	(20,013)
Other income (expense), net	(147)	6	486
Net loss	$(29,888)	$(18,273)	$(19,527)

Other comprehensive loss:
Foreign currency translation adjustments	1	42	(24)
Comprehensive loss	$(29,887)	$(18,231)	$(19,551)

Net loss per common share – basic and diluted	$(1.10)	$(0.81)	$(0.94)

Weighted average common shares outstanding – basic and diluted	27,267	22,588	20,738

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid - In	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2009	20,648,447	$2	$136,402	$(5)	$(71,119)	$65,280
Issuance of common stock from exercised options	228,724	-	148	-	-	148
Stock based compensation	-	-	1,851	-	-	1,851
Other comprehensive loss	-	-	-	(24)	-	(24)
Net loss	-	-	-	-	(19,527)	(19,527)
Balance at December 31, 2010	20,877,171	2	138,401	(29)	(90,646)	47,728
Issuance of common stock from exercised options	104,498	-	111	-	-	111
Issuance of common stock from equity financing	6,200,000	1	18,175	-	-	18,176
Issuance of common stock from employee stock purchase plan	62,390	-	158	-	-	158
Stock based compensation	-	-	1,558	-	-	1,558
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(18,273)	(18,273)
Balance at December 31, 2011	27,244,059	3	158,403	13	(108,919)	49,500
Issuance of common stock from exercised options	31,294	-	48	-	-	48
Issuance of common stock from employee stock purchase plan	38,644	-	112	-	-	112
Stock based compensation	-	-	1,366	-	-	1,366
Other comprehensive income	-	-	-	1	-	1
Net loss	-	-	-	-	(29,888)	(29,888)
Balance at December 31, 2012	27,313,997	$3	$159,929	$14	$(138,807)	$21,139

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(29,888)	$(18,273)	$(19,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,141	662	746
Stock-based compensation	1,366	1,558	1,851
Allowance for excess and obsolete inventory	524	521	2,004
Provision (reversal of provision) for bad debts	(15)	31	226
Loss on sale of fixed assets	261	54	70
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(669)	1,101	46
(Increase) decrease in inventory	(1,015)	(1,168)	1,443
(Increase) decrease in prepaid expenses	350	(291)	287
Increase (decrease) in accounts payable	(524)	913	(228)
Increase in accrued expenses related to U.S. Government settlement	6,612	180	-
Increase (decrease) in accrued expenses	500	(852)	808
Net cash used in operating activities	(21,357)	(15,564)	(12,274)

Cash flows from investing activities:
Purchases of property and equipment	(2,014)	(708)	(565)
Purchases of investments	-	(16,102)	(18,050)
Sales and maturities of investments	6,027	28,150	25,928
Net cash provided by investing activities	4,013	11,340	7,313

Cash flows from financing activities:
Net proceeds from issuance of common stock	48	18,334	-
Proceeds from exercise of stock options	112	111	148
Net cash provided by financing activities	160	18,445	148
Effect of exchange rate changes on cash and cash equivalents	1	42	(24)
Net increase (decrease) in cash and cash equivalents	(17,183)	14,263	(4,837)
Cash and cash equivalents, beginning of period	38,724	24,461	29,298
Cash and cash equivalents, end of period	$21,541	$38,724	$24,461

The accompanying notes are an integral part of these consolidated financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

1.	Organization

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and, effective March 1, 2013, is headquartered in Raleigh, North Carolina. The Company is a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ lumbar posterior fixation system and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors and additional discectomy tools, as well as a bone graft harvesting system that can be used to extract bone graft in any procedure for which the use of bone graft is appropriate. The AxiaLIF Legacy product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF Plus 2-Level™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company entered into an agreement to distribute Bi-Ostetic bone void filler, a biologics product. The Company commercially launched its AxiaLIF Plus 1-Level product in September 2011, which received FDA 510(k) clearance in March 2011. In 2010, the Company received 510(k) clearance for the VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 the Company received a CE mark for the VEO lateral access and interbody fusion system and began commercialization in the European market. The Company sells its products through a direct sales force, independent sales agents and international distributors.

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, acceptance and continued use of the Company’s products by surgeons, the lack of clinical data about the efficacy of these products, uncertainty of reimbursement from third-party payors, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, uncertainty surrounding the outcome of the matters relating to the subpoena issued to the Company by the Department of Health and Human Services, Office of Inspector General (the “OIG”), stockholder class action lawsuits, the reliance on a limited number of suppliers to provide these products and their components, changes in economic conditions, the ability to effectively manage a sales force to meet the Company’s objectives and the ability to conduct successful clinical studies.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year ends on December 31. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, cease operations and/or seek bankruptcy protection.

Reclassification

Certain balances in the prior years’ consolidated financial statements have been reclassified to conform to the December 31, 2012 presentation. These changes consisted of a reclassification on the consolidated statements of operations from general and administrative expense to a separate line item entitled charges related to U.S. Government settlement and reclassifications on the consolidated balance sheets from accounts payable and accrued expenses to a separate line item entitled accrued expenses related to U.S. Government settlement.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its subsidiaries. As of December 31, 2012, the Company had one subsidiary in Germany, which is in the process of being dissolved. All intercompany transactions and accounts have been eliminated in consolidation.

For the Company’s international operations, local currencies have been determined to be the functional currencies. The Company translates the financial statements of its international subsidiary to its U.S. dollar equivalent at the end-of-period currency exchange rate for assets and liabilities and at the average exchange rate for revenues and expenses. The Company records these translation adjustments as a component of other comprehensive loss within stockholders’ equity. The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in the consolidated income statements. The Company incurred foreign currency exchange gains of $1,000 and $42,000 in the years ended December 2012 and 2011, respectively, and a foreign currency exchange loss of $24,000 in the year ended December 31, 2010.

Use of Estimates

The consolidated financial statements have been prepared in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The principal estimates relate to accounts receivable reserves, inventory reserves, stock-based compensation, accrued expenses and income tax valuations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Cash equivalents are carried at fair market value. Related unrealized gains and losses were not material as of December 31, 2012 and 2011.

Investments

All marketable investments are classified as available-for-sale and therefore are carried at fair market value. There were no marketable investments at December 31, 2012. Related unrealized gains and losses were not material as of December 31, 2012 and 2011. Realized gains and losses on the sale of all such investments are reported in earnings and computed using the specific identification cost method and were not material for the year ended December 31, 2011. All of the Company's investments as of December 31, 2011 had maturities of one year or less. Short-term investments at December 31, 2011 consisted of U.S. agency backed debt instruments.

Fair Value of Financial Instruments

The carrying values of cash equivalents, short-term investments, accounts receivable, and accounts payable at December 31, 2012 and 2011 approximated their fair values due to the short-term nature of these items.

At December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included available for sale securities classified as cash equivalents. Accounting Standards Codification (“ASC”) 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

At December 31, 2012, all available for sale securities are classified as Level 1 assets with a fair value of $21.1 million, which included money market funds of $21.1 million. At December 31, 2011, all available for sale securities were classified as Level 1 assets with a fair value of $44.4 million, which included money market funds of $38.4 million and short-term investments of $6.0 million. The Company had no Level 2 or Level 3 assets or liabilities at December 31, 2012 or 2011.

Cash and available for sale securities classified as Level 1 assets were:

	December 31,
	2012	2011
	(In thousands)
Cash and cash equivalents	$21,116	$38,340
Short-term investments	-	6,027
Total cash and available for sale securities	$21,116	$44,367

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for uncollectible accounts. Estimates on the collectability of customer accounts are based primarily on analysis of historical trends and experience and changes in customers’ financial condition. The following table presents the components of accounts receivable:

	December 31,
	2012	2011
	(in thousands)
Gross accounts receivable	$3,419	$2,871
Allowance for uncollectible accounts	(213)	(349)
Total accounts receivable, net	$3,206	$2,522

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

The Company places cash deposits with a federally insured financial institution, in amounts that at times exceed the federally insured limit, which was $250,000 at December 31, 2012 and 2011. The total amount of deposits in excess of federally insured limits was $175,260 and $133,342 at December 31, 2012 and 2011, respectively.

In 2012, 2011 and 2010 no customer accounted for 10% or more of revenues. As of December 31, 2012, one customer, Beijing Jiade Sunshine in Beijing, China, accounted for 32% of the accounts receivable balance. As of December 31, 2011, no single customer accounted for 10% or more of the accounts receivable balance.

Inventories

Inventories consist of the following:

	December 31,
	2012	2011
	(in thousands)
Finished goods	$2,491	$1,771
Work-in-process	2,272	2,515
Raw materials	254	239
Total inventories, net	$5,017	$4,525

Inventories are stated at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Costs are monitored on an annual basis and updated as necessary to reflect changes in supplier costs and the rate of the Company’s overhead absorption is adjusted based on projections of the Company’s manufacturing costs and production plan. The components of inventory are reviewed on a periodic basis for excess, obsolete and impaired inventory, and a reserve is recorded for the identified items. An inventory reserve is calculated for estimated excess and obsolete inventory based upon historical turnover and assumptions about future demand for the products and market conditions. At December 31, 2012 and 2011, the allowance for excess and obsolete inventory was $2.9 million and $2.6 million, respectively.

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

Revenue Recognition

Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. The Company generates revenue from the sales of its implants and disposable surgical instruments. The Company has two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. The Company’s sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation for proper revenue recognition. The Company recognizes revenue upon the confirmation that the products have been used in a surgical procedure. The second sales method is for sales to distributors outside the United States. These transactions require the customer to send in a purchase order before shipment and the customer only has the right of return for defective products. The Company primarily recognizes revenue upon the shipment of the product to distributors outside the United States, when risk of loss and title has transferred to the distributor, provided the Company has no material performance obligations. The Company may also provide training and marketing materials, at the distributor’s expense, to the distributor and its surgeons, which are not considered revenue.

Cost of Revenue

Cost of revenue consists primarily of material and overhead costs related to the Company’s products, including reusable kit depreciation and product royalties. Overhead costs include facilities-related costs, such as rent and utilities.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to the Company’s direct sales representatives, independent sales agents and independent distributors and costs associated with physician training programs, promotional activities, and participation in medical and trade conferences. All costs of advertising and promotional activities are expensed as incurred. Advertising expenses were $0.4 million, $0.4 million and $0.7 million for the years ending December 31, 2012, 2011 and 2010, respectively.

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

Other Income (Expense), Net

Other income (expense), net is primarily composed of the gain or loss on disposal of fixed assets, interest earned on cash, cash equivalents and available-for-sale securities and government grants. In 2010, the Company received grants of $0.5 million from the U.S. Treasury under the Qualifying Therapeutic Discovery Program. These grants have been included in other income, net, for the year ended December 31, 2010.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Year Ended December 31,
	2012	2011	2010

Weighted average stock options outstanding	3,227,642	2,506,630	2,166,657

Segment and Geographic Reporting

The Company applies ASC 280 which establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has determined that it did not have any separately reportable segments as of December 31, 2012, 2011 or 2010.

Revenue by geographic area was:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$12,640	$17,466	$23,798
Europe	815	1,421	1,999
Asia	1,106	248	328
Other	9	18	29
	$14,570	$19,153	$26,154

The increase in revenue in Asia was primarily related to a new distributor in China. Long-lived assets are primarily located in the United States.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued a standard on the presentation of other comprehensive income. This standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires the presentation of other comprehensive income in a single continuous statement, or in two separate, but consecutive, statements. This standard is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, the FASB issued an amendment to indefinitely defer one of the requirements contained in the June 2011 standard. That requirement called for reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income. This adoption of this standard did not have a material effect on the Company’s financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. This guidance is not expected to have a material effect on the Company’s financial condition or results of operations.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Furniture and fixtures	$254	$245
Equipment	5,058	3,497
Computer software	447	444
Leasehold improvements	599	682
Property held under capital leases	51	-
Construction in process	85	55
	6,494	4,923
Less: accumulated depreciation and amortization	(4,328)	(3,369)
	$2,166	$1,554

Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $1,141,000, $662,000 and $746,000, respectively.

4.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2012	2011
	(in thousands)
Bonus	$630	$351
Commissions	333	365
Salaries and benefits	168	33
Vacation	160	136
Legal and professional fees	129	171
Franchise taxes	47	91
Travel and entertainment	43	23
Other	138	29
Total accrued expenses	$1,648	$1,199

5.	Commitments and Contingencies

The Company rents office space under the terms of an operating lease, which expires in 2014, with an option to extend the lease through 2019. The Company also rents space for a training facility which expires in 2017, with an option to extend the lease through 2022. The Company entered into another operating lease agreement in 2012 for executive office space which expires in 2017, with an option to extend the lease through 2023. The Company issued an irrevocable standby letter of credit for $200,000 as security for the training facility lease, which is reduced ratably over the initial lease term.

Future minimum lease payments under operating lease obligations at December 31, 2012 are as follows (in thousands):

Year ending December 31,
2013	$485
2014	504
2015	176
2016	181
2017 and after	193
$1,539

Rent expense related to operating leases for the years ended December 31, 2012, 2011 and 2010 was $392,000, $405,000 and $401,000, respectively.

 In October 2011, the Company received a subpoena issued by OIG under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. The Company has cooperated with the government’s request. On December 24, 2012 the Company reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. The Company and the staff of the Department of Justice tentatively agreed to settle its federal investigation for $6.0 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the first half of 2013. The Company admits no wrongdoing as part of the settlement. In 2012, the Company expensed the $6.0 million related to the tentative settlement and $2.3 million for legal fees related to the investigation. The Company also incurred legal fees of $235,000 in 2011 related to the investigation. The Company had accrued $6.8 million at December 31, 2012 for the settlement and related legal fees.

On January 24, 2012, the Company received notice that a putative class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of all persons, other than defendants, who purchased the Company’s securities between February 21, 2008 and October 17, 2011.  The complaint alleges violations of the Securities Exchange Act of 1934, as amended, based upon purported omissions and/or false and misleading statements concerning TranS1’s financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, TranS1 filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  The Company is unable to predict what impact, if any, the outcome of this matter might have on the Company’s consolidated financial position, results of operations, or cash flows.

6.	Stockholders’ Equity

At December 31, 2012 and 2011, the Company’s Amended and Restated Certificate of Incorporation, which was adopted in connection with the Company’s initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock with a par value of $0.0001 and up to 5,000,000 shares were designated as preferred stock with a par value of $0.0001. At December 31, 2012 and 2011, there were 27,313,997 and 27,244,059 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

In 2012, the Company issued 31,294 shares of common stock to employees and consultants for $48,000 pursuant to the exercise of stock options and 38,644 shares of common stock under the employee stock purchase plan for $112,000. In 2011, the Company issued 6,200,000 shares of common stock under the September 2011 stock offering for $18.2 million, 104,498 shares of common stock to employees and consultants for $111,000 pursuant to the exercise of stock options, and 62,390 shares of common stock under the employee stock purchase plan for $158,000.

7.	Stock Incentive Plans and Stock-Based Compensation

2007 Employee Stock Purchase Plan

The Company’s board of directors adopted the 2007 Employee Stock Purchase Plan (as amended, the “ESPP”) in July 2007. The ESPP became effective upon the completion of the Company’s initial public offering, with a total of 250,000 shares of common stock available for sale. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in 2008, equal to the lesser of (i) 2.0% of the outstanding shares of common stock on the first day of such fiscal year or (ii) an amount determined by the administrator of the ESPP. The Company’s Compensation Committee administers the ESPP.

Shares shall be offered pursuant to the ESPP in six-month periods commencing on the first trading day on or after June 1 and December 1 of each year, or on such other date as the administrator may determine.

The ESPP permits participants to purchase common stock through payroll deductions of up to 10% of their eligible compensation, which includes a participant’s base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase no more than 10,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of the Company’s common stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the fair market value of the Company’s common stock on the exercise date. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company. Pursuant to ASC 718, the Company is required to recognize compensation expense in connection with purchases under the ESPP.

During the fiscal years ended December 31, 2012 and 2011, 38,644 and 62,390 shares were issued to participants under the ESPP respectively.

2000 and 2007 Stock Incentive Plans

The Company established the TranS1 Inc. Stock Incentive Plan in 2000, (as amended, the “2000 Plan”) and the 2007 Stock Incentive Plan (the “2007 Plan”) in October 2007 (collectively, the “Plans”) . Under the 2000 Plan, the Company could have granted options to employees, directors or service providers and contractors for a maximum of 3,159,108 shares of the Company’s common stock. The 2000 Plan remains active, but no new options may be granted. Under the 2007 Plan, the Company may grant options to employees, directors or service providers and contractors for a maximum of 3,600,000 shares of the Company’s common stock. As of December 31, 2012, there were 718,557 shares available for future issuance under the 2007 Plan. Options granted under the Plans may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The exercise periods may not exceed ten years for options. However, in the case of an incentive stock option granted to an optionee who, at the time of the option grant owns stock representing more than 10% of the outstanding shares, the term of the option shall be five years from the date of the grant. The exercise price of incentive stock options cannot be less than 100% of the fair market value per share of the Company’s common stock on the grant date. The exercise price of a nonqualified option under the 2000 Plan and the 2007 Plan shall not be less than 85% and 100%, respectively, of the fair market value per share on the date the option is granted. If an optionee owns more than 10% of the outstanding shares, the exercise price cannot be less than 110% of the fair market value of the stock on the date of the grant. Options granted under the Plans generally vest over periods ranging from three to four years.

The following table summarizes the activity of the Company’s 2000 Plan and 2007 Plan, including the number of shares under options and the weighted average exercise price:

	Number	Price
Outstanding as of December 31, 2011	2,729,885	$4.92
Options granted	1,082,500	2.85
Options exercised	(31,294)	1.55
Options forfeited	(339,791)	5.02
Outstanding as of December 31, 2012	3,441,300	$4.29
Options vested or expected to vest as of December 31, 2012	3,356,121	$4.32

The following table summarizes information about the Company’s stock options at December 31, 2012:

		Weighted	Weighted
Range of		Average	Average	Number of
Exercise	Number	Contractual	Exercise	Options
Prices	Outstanding	Life (Years)	Price	Exercisable
$0.11 – $2.00	287,445	4.9	$1.28	220,357
$2.01 – $3.50	1,481,500	8.5	2.97	420,890
$3.51 – $6.00	1,302,355	7.4	4.18	782,750
$6.01 – $10.00	140,000	5.9	9.04	140,000
$12.00 – $20.00	230,000	5.2	14.30	230,000
	3,441,300	7.5	4.29	1,793,997

The aggregate intrinsic value of outstanding stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) at December 31, 2012 was $0.4 million. At December 31, 2012, exercisable stock options had an aggregate intrinsic value of $0.3 million, a weighted average contractual life of 6.4 years and a weighted average exercise price of $5.31. At December 31, 2012, options vested or expected to vest had an aggregate intrinsic value of $0.4 million and a weighted average contractual life of 7.4 years.

Stock-Based Compensation for Non-employees (Excluding Non-employee Board Members)

The Company did not issue any options to purchase common stock to consultants and there was no stock-based compensation expense charged to operations on options granted to non-employees for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there was no unrecognized compensation costs related to non-vested stock option awards.

Employee Stock-Based Compensation

Under ASC 718, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. For the period from January 1, 2006 to December 31, 2012, the Company issued employee stock-based awards in the form of stock options. The Company recorded stock-based compensation expense of $1.4 million, $1.6 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average grant-date fair value of the employee stock options granted for the years ended December 31, 2012, 2011 and 2010 was $2.85, $3.96 and $3.31 per share, respectively. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2012, 2011 and 2010, was $38,000, $0.3 million, and $0.5 million, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes valuation model, based on the following assumptions for the years ended December 31, 2012, 2011 and 2010:

Expected Life.  The expected life of six years is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 110, which provides guidance regarding the application of ASC 718.

Volatility.  Prior to 2008, the Company was a private entity with no historical data regarding the volatility of its common stock. Accordingly, the expected volatility was based on a weighted average of the actual volatility of the Company and the volatility of similar entities for prior periods. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company utilized an expected volatility range of 70.8% to 75.0% for 2012, 62.0% to 66.7% for 2011 and 59.5% to 62.0% for 2010.

Risk-Free Interest Rate.  The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The risk-free rates were:

Option Grant Year	Risk-Free Rate Range
2012	0.63% to 1.05%
2011	1.08% to 2.14%
2010	1.26% to 2.61%

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

As of December 31, 2012, there was $2.4 million of total unrecognized compensation cost related to non-vested employee stock option awards granted after January 1, 2006, which is expected to be recognized over a weighted-average period of 2.6 years.

8.	Income Taxes

No provision for federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	2012	2011
	(in thousands)
Deferred tax assets
Domestic net operating loss carryforwards	$39,495	$31,391
Inventory	1,138	1,016
Fixed assets	434	450
Other	2,140	1,952
Research and development credit	1,153	1,219
Total deferred tax assets	44,360	36,028
Valuation allowance for deferred assets	(44,360)	(36,028)
Deferred tax assets	-	-
Deferred tax liabilities
Fixed assets	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets (liabilities)	$-	$-

The Company provided a full valuation allowance against its net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated. Included in the Company's deferred tax assets is a foreign net operating loss carryforward of $1.0 million that is fully offset by a valuation allowance. The Germany subsidiary is in the process of being dissolved. In conjunction with this dissolution, it is likely that the foreign net operating losses will not be utilized and may be written off, along with the corresponding valuation allowance. This will have no effect on the Company’s deferred tax assets or income tax expense.

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $105.6 million and $97.2 million, respectively. These net operating loss carryforwards begin to expire in 2021 and 2016 for federal and state tax purposes, respectively. Additionally, as of December 31, 2012, the Company had research credit carryforwards of $1.2 million for federal tax purposes. These credit carryforwards begin to expire in 2021. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code of 1986, as amended.

A reconciliation of differences between the U.S. federal income tax rate and the Company’s effective tax rate for the years ended December 31 is as follows:

	2012		2011		2010
		% of		% of		% of
	Amount	net loss	Amount	net loss	Amount	net loss
	(in thousands)
Tax at statutory rate	$(10,461)	35.0%	$(6,396)	35.0%	$(6,834)	35.0%
State taxes	(397)	1.3%	(434)	2.4%	(303)	1.5%
Non deductible items	2,496	-8.4%	692	-3.8%	746	-3.8%
Other	30	-0.1%	(130)	0.7%	330	-1.7%
R&D credits	-	0.0%	(268)	1.5%	(251)	1.3%
Change in valuation allowance	8,332	-27.8%	6,536	-35.8%	6,312	-32.3%
Total	$-	0.0%	$-	0.0%	$-	0.0%

As of January 1, 2007, the Company adopted the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had $1.1 million of unrecognized tax benefits related to the adoption of ASC 740. This would be recorded as a component of income tax expense once the valuation allowance is released. For the year ended December 31, 2012, the Company decreased its unrecognized tax benefits by $29,000. The change was recorded as an increase to the respective deferred tax asset which was reflected as an increase in the valuation allowance. As of December 31, 2012, the Company had $1.0 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2010, 2011 and 2012, the Company had no accrued interest or tax penalties recorded. A reconciliation of the beginning and ending uncertain tax positions is as follows (in thousands):

Balance at December 31, 2010	$975
Gross increases related to current period tax positions	6
Balance at December 31, 2011	981
Gross increases related to current period tax positions	29
Balance at December 31, 2012	$952

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Given the losses accumulated to date, periods open for examination are 2004 to 2012 for the primary taxing jurisdictions of the United States and North Carolina. The Company currently does not expect a significant change in the liability for uncertain tax provisions in the next 12 months.

9.	Comprehensive Loss

The following table presents the components of other comprehensive income (loss):

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(29,888)	$(18,273)	$(19,527)
Other comprehensive income (loss):
Translation adjustments	1	42	(24)
Total comprehensive loss	$(29,887)	$(18,231)	$(19,551)

10.	Quarterly Data (Unaudited)

The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the periods presented (in thousands, except per share data):

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$3,782	$3,460	$3,198	$4,130
Gross profit	2,785	2,548	2,360	2,568
Total operating expenses	8,513	8,839	8,111	14,539
Net loss	$(5,758)	$(6,293)	$(5,865)	$(11,972)
Basic and diluted net loss per common share	$(0.21)	$(0.23)	$(0.22)	$(0.44)

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$5,130	$5,337	$4,696	$3,990
Gross profit	3,834	4,164	3,652	2,948
Total operating expenses	9,578	8,493	6,947	7,859
Net loss	$(5,726)	$(4,309)	$(3,327)	$(4,911)
Basic and diluted net loss per common share	$(0.27)	$(0.21)	$(0.16)	$(0.18)

11.	Subsequent Events

Agreement and Plan of Merger

On March 3, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RacerX Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), Baxano, Inc. (“Baxano”), and Sumeet Jain and David Schulte solely as Securityholder Representatives (the “Securityholder Representatives”). Under the terms of the Merger Agreement, the Company will acquire Baxano through a merger of Merger Sub with and into Baxano (the “Merger”). At the effective time of the Merger (the “Effective Time”), Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the merger consideration will consist of approximately 10.4 million shares. The number of shares comprising the merger consideration will be reduced by a number of shares with a value equal to the following (using for the per share value an average closing price on the NASDAQ Global Market during the 10 days preceding the Effective Time): (1) Baxano’s indebtedness in excess of (a) amounts under promissory notes of Baxano that are convertible into capital stock of Baxano (each a “Baxano Note”), outstanding at the Effective Time, and (b) up to $3,000,000 of principal as well as interest outstanding under certain long-term indebtedness; (2) $300,000 in cash, which will be used to fund a compensation plan to be adopted by Baxano prior to the closing of the Merger providing for bonuses to Baxano’s employees and certain non-employee directors; and (3) $250,000 in cash, which the Company has agreed to deposit into an account specified for the purpose of funding the expenses of the Securityholder Representatives under the Merger Agreement.

At the Effective Time, each Baxano Note will be terminated, and the holders of such notes will be entitled to receive merger consideration in accordance with the Merger Agreement. Any and all stock option plans or other stock or equity-related plans of Baxano, together with any employee stock purchase plans, will be terminated prior to the Effective Time. Prior to the Effective Time, Baxano must use commercially reasonable efforts to terminate each outstanding option to purchase common stock of Baxano, whether vested or unvested, and each warrant to acquire capital stock of Baxano.

The Merger Agreement contains customary representations, warranties, and covenants, including covenants related to obtaining the requisite stockholder approvals, appointing two Baxano designees to the Company’s Board of Directors, restricting the solicitation of competing acquisition proposals, the lock-up and registration of the shares of the Company’s common stock issued in connection with the Merger pursuant to the Securities Purchase Agreement described below, and the Company’s and Baxano’s conduct of their businesses between the date of signing the Merger Agreement and the closing of the Merger.

The stockholders of Baxano approved the Merger and the Merger Agreement pursuant to a written consent in lieu of a stockholders’ meeting on March 3, 2013 following execution of the Merger Agreement. Consummation of the Merger is also subject to approval by the Company’s stockholders of the issuance of shares of the Company’s common stock in connection with the Merger and the satisfaction or waiver of the closing conditions set forth in the Securities Purchase Agreement and other customary closing conditions set forth in the Merger Agreement. The Company’s directors, officers, and certain affiliates of the Company, who together hold approximately 24.2% of the issued and outstanding common stock of the Company, have agreed to vote their shares in favor of the issuance of the Company’s common stock in connection with the Merger Agreement and the Securities Purchase Agreement.

The Merger Agreement grants certain termination rights to the Company and Baxano. In addition, the Merger Agreement provides that the Company will be required to pay Baxano a termination fee equal to $2,000,000 and to reimburse Baxano for its expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000, if Baxano or the Company terminates the Merger Agreement under certain conditions. The Merger Agreement also provides that Baxano will be required to pay the Company a termination fee equal to $1,000,000 and to reimburse the Company for its expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000, if the Company terminates the Merger Agreement under certain conditions.

Securities Purchase Agreement

Concurrent with entering into the Merger Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated March 3, 2013, with certain investors (the “Investors”), pursuant to which the Company will sell to the Investors, and the Investors will purchase from the Company, an aggregate of 7,543,938 shares of the Company’s common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of $17.2 million (the “Private Placement Transaction”).

Pursuant to the Securities Purchase Agreement, the Company agreed to register the resale of the shares of the Company’s common stock to be issued pursuant to the Merger Agreement and the Securities Purchase Agreement under a registration statement (the “Registration Statement”) on Form S-3 (or another appropriate form if Form S-3 is not then available to the Company). In addition, the Investors and all other holders of shares received pursuant to the Merger Agreement agreed not to sell, transfer, or otherwise dispose of the shares of the Company’s common stock issued at the closing of the Merger and the Private Placement Transaction from the period commencing on the closing of the Private Placement Transaction and expiring on the effective date of the Registration Statement, subject to certain exceptions.

If the Registration Statement is not declared effective by the Securities and Exchange Commission by a certain date, the Company must pay each Investor and other holder of shares issued pursuant to the Merger Agreement liquidated damages equal to 1% of the value of their shares (calculated at the closing price of such shares) per month, up to a maximum of 12%.

The Securities Purchase Agreement contains customary representations and warranties of the Company and the Investors. Consummation of the Private Placement Transaction is subject to approval by the Company’s stockholders of the issuance of shares of the Company’s common stock in connection with the Merger Agreement and the Securities Purchase Agreement, the closing of the Merger, and other customary closing conditions set forth in the Securities Purchase Agreement.

TRANS1 INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	Balance at Beginning of Period	Additions (1)	Deductions(2)	Balance at End of Period
Accounts Receivable Reserve:
Year ended December 31, 2012	$349	$(15)	$121	$213
Year ended December 31, 2011	347	31	29	349
Year ended December 31, 2010	193	226	72	347

	Balance at Beginning of Period	Additions (1)	Deductions(3)	Balance at End of Period
Inventory Reserve:
Year ended December 31, 2012	$2,591	$524	$215	$2,900
Year ended December 31, 2011	2,155	521	85	2,591
Year ended December 31, 2010	581	2,004	430	2,155

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2012	$36,028	$8,478	$146	$44,360
Year ended December 31, 2011	29,492	6,536	-	36,028
Year ended December 31, 2010	23,180	6,354	42	29,492

(1) Charged to costs and expenses.

(2) Uncollectible accounts written-off.

(3) Excess and obsolete inventory written-off against reserve.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

3.2	Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.1	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*

10.2	Form of Stock Option Agreement under Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*

10.3	2007 Stock Incentive Plan, as amended.*+

10.4	Form of Stock Option Agreement under 2007 Stock Incentive Plan.*+

10.5	2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to TranS1’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.6	Lease, dated July 30, 2009, between TranS1 Inc. and Market Place Group, LLC (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on March 11, 2010).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.7.1	Schedule of Parties to Indemnification Agreement.+

10.8	Offer Letter, dated December 11, 2009, between TranS1 Inc. and Kenneth Reali (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on January 12, 2010).*

10.9	Offer Letter, dated February 22, 2010, between TranS1 Inc. and Dwayne Montgomery (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on March 18, 2010).*

10.10	Offer Letter, dated April 13, 2010, between TranS1 Inc. and Joseph Slattery (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on April 21, 2010). *

10.11	Offer Letter, dated July 30, 2010, between TranS1 Inc. and Rick Feiler (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on August 4, 2010).*

10.12	Offer Letter, dated September 28, 2010, between TranS1 Inc. and Steve Ainsworth (incorporated by reference to Exhibit 10.1to TranS1’s Current Report on Form 8-K filed with the SEC on October 4, 2010).*

10.13	Form of Employment Severance Agreement (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on November 9, 2011).*

10.13.1	Schedule of Parties to Employment Severance Agreement.+

10.14	Summary of Non-Employee Director Compensation.* +

10.15	Summary of Retention Bonus Plan.* +

10.16	Summary of 2012 Cash Incentive Plan.* +

10.17	Lease Agreement, dated October 28, 2011, between TranS1 Inc. and Six Forks Capital, LLC.+

10.18	Lease Modification Agreement No. 1, dated January 27, 2012, between TranS1 Inc. and Six Forks Capital, LLC.+

10.19	Office Lease, dated October 24, 2012, between TranS1 Inc. and Sun Life Assurance Company of Canada.+

10.20	Exclusive License Agreement, dated as of January 24, 2011, between TranS1 Inc., Mitchell A. Hardenbrook, M.D., and MH Brook, Inc.** +

10.21	Distribution Agreement, dated as of October 9, 2012, by and between TranS1 Inc. and Jiade Sunshine (incorporated by reference to Exhibit 10.1 to TranS1’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on February 1, 2013).**

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.++

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.++

101.INS	XBRL Instance Document***

101.SCH	XBRL Schema Document***

101.CAL	XBRL Calculation Linkbase Document***

101.DEF	XBRL Definition Linkbase Document***

101.LAB	XBRL Label Linkbase Document***

101.PRE	XBRL Presentation Linkbase Document***

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.

**	Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

+	Filed herewith.

++	Furnished herewith.

