Form 10-K/A
period 2012-12-31
TRANS1 INC
filed 2013-04-30
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of April 22, 2013 was 27,318,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANS1 INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE

FISCAL YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Explanatory Note
Cautionary Note Regarding Forward-Looking Statements

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accounting Fees and Services	23

PART IV

Item 15.	Exhibits, Financial Statement Schedules	24

Signature
Exhibits

Explanatory Note

This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10–K for the year ended December 31, 2012 originally filed on March 7, 2013, or the Original Form 10-K, by TranS1 Inc., which we refer to as “TranS1,” “we,” “our,” “us,” or the “Company.” This Amendment amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. We do not anticipate that our definitive proxy statement involving the election of directors will be filed within 120 days after the end of our 2012 fiscal year. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth in this Amendment.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Part IV, Item 15 and the Exhibit Index of the Original Form 10-K are amended and restated in their entirety solely to include such certifications.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission, or the SEC, on March 7, 2013 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, our Board of Directors currently consists of eight persons. Our Board of Directors is divided into three classes serving staggered terms of three years. The Class III directors, which now consist of David Simpson and Jeffrey Fischgrund, are scheduled to serve until the annual meeting of stockholders in 2013. The Class I directors, which now consist of Mark Stautberg, James Shapiro and Paul LaViolette, are scheduled to serve until the annual meeting of stockholders in 2014. The Class II directors, which now consist of Michael Carusi, Jonathan Osgood and Ken Reali, are scheduled to serve until the annual meeting of stockholders in 2015.

On April 4, 2012, the Board appointed Jeffrey Fischgrund to serve on the Board, effective as of April 4, 2012. On February 14, 2013, the Board appointed Mark Stautberg to serve on the Board, effective as of February 14, 2013. On March 1, 2013, Richard Randall tendered his resignation as a member of the Board, which resignation was effective as of March 1, 2013.

We have entered into an Agreement and Plan of Merger, dated March 3, 2013, by and among us, RacerX Acquisition Corp., or Merger Sub, Baxano, Inc., or Baxano, and Sumeet Jain and David Schulte, as Securityholder Representatives, as amended by the First Amendment to Agreement and Plan of Merger, dated April 10, 2013, by and among the parties, pursuant to which, at the effective time, Merger Sub will merge with and into Baxano with Baxano surviving as a wholly-owned subsidiary of the Company. We refer to this agreement, as amended, as the Merger Agreement and the transaction contemplated in the agreement as the Merger. Under the Merger Agreement, we agreed to, promptly after the effective time of the Merger, take all actions necessary to fix the number of members of our Board of Directors at nine persons and to appoint two directors designated by Baxano to serve as Class III members of our Board of Directors. In addition, we agreed to take all actions necessary to re-elect such directors designated by the Securityholder Representatives to our Board of Directors at the annual meeting of stockholders in 2013 such that they would serve as directors at least through the annual meeting of stockholders in 2016. The Merger Agreement also provides that the number of members of our Board of Directors will be reduced to eight persons at the time of the annual meeting of stockholders in 2013. To implement these provisions, one of our existing directors will be required to resign from our Board of Directors at the time of the annual meeting of stockholders in 2013.

The names of the current Class I, Class II and Class III directors, their ages and certain information about them are stated below.

Name	Age	Principal Occupation	Director Since
Class I Directors
Paul LaViolette	55	Partner, SV Life Sciences	2008
Mark Stautberg	53	Sales and Marketing Consultant	2013
James Shapiro	54	General Partner, Kearny Venture Partners	2005
Class II Directors
Michael Carusi	48	General Partner, Advanced Technology Ventures	2003
Jonathan Osgood	63	Managing Member, Cutlass Capital, L.L.C.	2002
Ken Reali	47	President and Chief Executive Officer of TranS1 Inc.	2011
Class III Directors
Jeffrey Fischgrund, M.D.	52	Orthopedic Spine Surgeon	2012
David Simpson	66	Former Executive Vice President of Stryker Corporation	2010

Class I Directors

Paul LaViolette has served as a member of our Board since August 2008, as Lead Director from January 2011 to May 2012, and as Chairman of the Board since May 2012. Mr. LaViolette became a partner at SV Life Sciences in January 2011 and brings over 29 years of global medical technology marketing and general management experience. He was most recently Chief Operating Officer at Boston Scientific Corporation, or BSC, a medical device leader with over $8 billion in revenues. During his 15 years at BSC, he served as Chief Operating Officer, Group President, President-Cardiology and President-International as the company grew its revenues by over 20 times. Mr. LaViolette integrated two dozen acquisitions and led extensive product development, operations and worldwide commercial organizations. He previously held marketing and general management positions at CR Bard, and various marketing roles at Kendall (Covidien). Mr. LaViolette currently serves on the boards of CardioFocus, CardioKinetix, Conceptus, CSA Medical, DC Devices, Direct Flow Medical, Thoratec, TransEnterix and ValenTx. He currently serves as the chairman of the board of CardioFocus, DC Devices and TransEnterix. He also currently serves as the chairman of the compensation committees of CardioKinetix, Thoratec and DC Devices, as a member of the compensation committees of ValenTx and Direct Flow Medical and as a member of the audit committee of Conceptus. He previously served on the board of Cameron Health, DJO Global, Urologix, Percutaneous Valve Technologies and the Advanced Medical Technology Association, the largest medical device trade organization in the world. Mr. LaViolette received a B.A degree in Psychology from Fairfield University and an M.B.A. degree from Boston College.

Mr. LaViolette’s experience and attributes qualify him to serve on our Board for several reasons. Mr. LaViolette’s vast medical technology operating experience makes him knowledgeable in the areas of product launches, new product development, clinical and regulatory affairs, plant management, quality systems, international sales and marketing, acquisitions and integrations, and income statement management.

Mark Stautberg joined as a member of our Board on February 14, 2013. Mr. Stautberg has served as a sales and marketing consultant for multiple medical device companies since 2012. From 2004 to 2012, he served as a consultant to Boston Scientific Corporation’s Cardio Rhythm Vascular Division. Prior to his service as a consultant, Mr. Stautberg was employed by Boston Scientific’s Cardiovascular Division, serving as Senior Vice President of Sales from 1998 to 2004 and in other positions from 1991 to 1998. Mr. Stautberg previously served on the board of directors and as a consultant of Sealing Solutions, Inc., a vascular sealing company, from 2007 to 2010 and FlowCardia, Inc., a chronic total occlusion device company, from 2004 to 2010. Mr. Stautberg received a B.B.A. degree from the University of Cincinnati and has completed executive programs at Columbia University.

Mr. Stautberg’s experience and attributes qualify him to serve on our Board for several reasons. Mr. Stautberg has worked with a broad range of medical device companies. In addition, Mr. Stautberg has extensive experience in sales and marketing, including as a vice president of a large medical device company and a consultant to multiple medical device companies.

James Shapiro has served as a member of our Board since September 2005. Mr. Shapiro has served as a General Partner of Kearny Venture Partners, a venture capital firm, and its predecessor, Thomas Weisel Healthcare Venture Partners, since March 2003. Since January 2000, Mr. Shapiro has also been a General Partner of ABS Healthcare Ventures. Mr. Shapiro serves on the boards and committees of several privately-held medical device companies. Mr. Shapiro received an A.B. degree in Molecular Biology from Princeton University and an M.B.A degree from the Stanford University Graduate School of Business.

Mr. Shapiro’s experience and attributes qualify him to serve on our Board for several reasons. From 1985 to 1999, Mr. Shapiro led Alex. Brown & Sons healthcare investment banking practice on the West Coast, providing financing and M&A advisory services to both emerging growth and established healthcare companies. Mr. Shapiro also brings experience as a medical technology investor, serving on several boards of emerging growth companies in that sector.

Class II Directors

Michael Carusi has served as a member of our Board since April 2003. He has served as a General Partner at Advanced Technology Ventures, a venture capital firm, since October 1998. Mr. Carusi serves on the board of directors of GI Dynamics, which is listed on the Australian Securities Exchange. Mr. Carusi has also served on the board of XTENT, Inc., which was a public company until 2009. In addition, he serves on the boards, audit committees and compensation committees of several other privately-held life sciences and medical device companies. Mr. Carusi received a B.S. degree in Mechanical Engineering from Lehigh University and an M.B.A. degree from the Amos Tuck School of Business at Dartmouth College.

Mr. Carusi’s experience and attributes qualify him to serve on our Board for several reasons. As a result of serving on the boards of another public and several privately-held life science and medical device companies, Mr. Carusi has gained vast experience in analyzing and evaluating such companies’ financial statements and operations. Mr. Carusi has also been involved in the management of, or invested in over sixteen separate medical device and biopharmaceutical companies.

Jonathan Osgood has served as a member of our Board since March 2002. In 2001, Mr. Osgood co-founded, and is a managing member of, Cutlass Capital, L.L.C., a venture capital firm that invests exclusively in the healthcare industry. Mr. Osgood has served as a member of the board of directors of several privately-held medical device companies and as a member of the audit committee and compensation committees of several of such companies. Mr. Osgood is a Certified Financial Analyst and received a B.A. degree in Economics from Dartmouth College and an M.B.A. degree from the Amos Tuck School of Business at Dartmouth College.

Mr. Osgood’s experience and attributes qualify him to serve on our Board for several reasons. Virtually his entire 39 year business career has been spent in and around the health care industry. From 1984 until 2000, Mr. Osgood led Alex. Brown & Sons’ and Deutsche Bank’s Health Care Research practice, where he advised clients in their health care investing strategy. From 2001 to the present, as a managing member of Cutlass Capital, L.L.C., Mr. Osgood has been investing in privately owned health care companies, primarily in the medical device space. As a result of this experience, Mr. Osgood has broad and deep experience in working with and analyzing health care companies, and has developed a large network of health care company executives, entrepreneurs, physicians, investment bankers and venture capitalists.

Ken Reali has been our Chief Executive Officer and a member of our Board since January 4, 2011 and our President since January 2010. Mr. Reali was initially hired by us as our President and Chief Operating Officer in January 2010. He joined us from Smith & Nephew, a global medical technology business, where he spent five years in various general management roles, including most recently as Senior Vice President and General Manager of the Biologics and Clinical Therapies Business. Prior to joining Smith & Nephew, Mr. Reali held senior marketing, sales and product development positions of increasing responsibility at Stryker for seven years. Prior to joining Stryker, Mr. Reali worked as a sales representative and marketing product manager at Biomet for eight years. Mr. Reali received a B.S. degree in Business from Valparaiso University.

Mr. Reali has extensive experience and attributes that qualify him to serve on our Board beyond serving as our President and Chief Executive Officer. He has over 22 years of general management, sales, product development, reimbursement and marketing experience with leading medical device and orthopedic companies. His broad experience in management, product development, marketing and international markets has given him valuable insight in assessing overall business strategies and risks and will enable him to help expand our business globally.

Class III Directors

Jeffrey Fischgrund, M.D. has been a member of our Board since April 2012. Dr. Fischgrund is a board certified orthopedic spine surgeon with over 20 years of experience. Dr. Fischgrund is a Professor of Orthopedic Surgery at The Oakland University School of Medicine, at William Beaumont Hospital in Royal Oak, Michigan. In addition, Dr. Fischgrund has served as the Editor in Chief of the Journal of the American Academy of Orthopedic Surgeons since 2009, and has been the Spine Fellowship Director at Beaumont Hospital since 2008. Dr. Fischgrund is a graduate of George Washington University School of Medicine in Washington, D.C., has completed an orthopedic surgery residency at the University of Maryland Medical Center in Baltimore, Maryland, and has completed a spine surgery fellowship at William Beaumont Hospital in Royal Oak, Michigan.

Dr. Fischgrund’s experience and attributes qualify him to serve on our Board for several reasons. His 20 years of experience as a board certified orthopedic spine surgeon makes him extraordinarily knowledgeable in the area of spinal implant products. Additionally, Dr. Fischgrund has extensive experience working with spinal implant companies and regulatory agencies in the design and implementation of clinical studies that demonstrate the safety and efficacy of spinal therapies. His expertise and experience in the orthopedic spine field enable him to make valuable contributions to our Board.

David Simpson has served as a member of our Board and Chairperson of our Audit Committee since June 2010. Mr. Simpson served as a director of Kinetic Concepts, a public medical technology company, from June 2003 to November 2011. He also served as a director of RTI Biologics, a public medical technology company, from 2002 to 2010. Mr. Simpson served on the audit and the compensation committees of RTI Biologics and the audit and the nominating and governance committees of Kinetic Concepts. From 2002 until his retirement in 2007, Mr. Simpson served as Executive Vice President of Stryker Corporation, a worldwide medical products and services company. From 1987 to 2002, he served as Vice President, Chief Financial Officer and Secretary of Stryker Corporation. Mr. Simpson has a B.B.A. degree in accounting and finance from Western Michigan University and completed the Advanced Management Program at Harvard Business School.

Mr. Simpson has substantial experience and attributes that qualify him to serve on our Board and as Chairperson of our Audit Committee. He has over 20 years of experience with public medical device companies and extensive leadership and oversight experience in the healthcare industry. He has recently served as the lead director and chairperson of the audit committee of RTI Biologics and as a member of the audit committee of Kinetic Concepts, both of which are public medical technology companies. In addition, Mr. Simpson has extensive finance and accounting experience, having served as a chief financial officer for nearly 20 years and as an accountant at a major accounting firm for over 9 years. His expertise in financial matters and his vast experience in the healthcare industry enable him to make valuable contributions to our Board and our Audit Committee.

Executive Officers

Stephen D. Ainsworth (43) has been our Vice President of Research and Development since October 2010. Dr. Ainsworth was hired by us initially as a Senior Research and Development Engineer in 2002 and has been serving as our Director of Product Development since 2008. Prior to his employment with us, Dr. Ainsworth was a Senior Biomedical Scientist for Closure Medical Corporation, a company that develops and manufactures biomaterial based medical devices, and a Research and Design Engineer from 2000 through 2002 for Coalescent Surgical, Inc., a medical device company with a focus in creating minimally invasive anastomotic devices for use during coronary artery bypass surgery. Prior to 2000, Dr. Ainsworth was a Stent Technical Leader and Design Engineer for Guidant Corporation, a medical device company with a focus in cardiovascular medical products. Dr. Ainsworth has over 15 years of research and development experience with leading medical device companies. He earned his B.S. degree in Mechanical Engineering from Rensselaer Polytechnic Institute, and his M.S. and Ph.D., both in Bioengineering from Clemson University.

Frederic C. Feiler, Jr. (53) has been our Vice President of Marketing since August 2010 after serving as Director of Marketing since November 2007. Prior to his employment with us, Mr. Feiler served in sales and sales management roles at Inlet Medical, SurgRX and Weck/CV Evolution. From 2001 to 2003, he served as Vice President of Market Development and Vice President of Business Development at Teleflex Medical. From 1997 to 2000, Mr. Feiler served as Vice President of Marketing at Dexterity Surgical, where he was instrumental in development of the Hand-Assisted Laparoscopic Surgery market. Mr. Feiler served in marketing roles of increasing responsibility at Weck/Pilling from 1991 to 1997 and at Valleylab from 1989 to 1991. Mr. Feiler received a B.A. in Biochemistry and Molecular/Cellular/Developmental Biology from the University of Colorado and an M.B.A. from Northwestern University’s J. L. Kellogg Graduate School of Management.

Stephanie M. Fitts, Ph.D. (46) has been our Vice President of Regulatory, Quality and Compliance since September 2012. Dr. Fitts has nearly twenty years of medical device experience having worked in the areas of clinical research, regulatory, quality and compliance. From 2003 to 2012, Dr. Fitts worked at Stryker Orthopedics, a leading medical technology company that offers an array of medical technologies, including reconstructive, medical, surgical and spine products. During her time at Stryker, she served in multiple leadership positions, including most recently as Senior Director, Regulatory Affairs and Compliance at the company’s Orthopedics division. Prior to her time at Stryker, she served at Medtronic, Inc. from 1995 to 2003 in the therapeutic areas of Cardiac Rhythm Management and Neurology. Prior to that, Dr. Fitts worked in Clinical Research at Telectronics Pacing Systems. Dr. Fitts holds a B.S. degree in Engineering Science from the University of Virginia, and a Ph.D. in Bioengineering from the Pennsylvania State University.

B. Dwayne Montgomery (45) has been our Vice President of Commercial Operations since January 2012. Prior to that, he was our Vice President of Sales since March 2010. Mr. Montgomery has nearly 20 years of sales leadership, general management and marketing experience with medical device and orthopedic companies. He joined us from Linvatec Corporation where he was most recently Vice President of Sales. Mr. Montgomery was employed at Linvatec Corporation from 2008 until March 2010. Prior to Linvatec Corporation, Mr. Montgomery was the Vice President & General Manager at Smith & Nephew, Inc. from 2003 until 2008 and a Regional Sales Manager at Guidant Corporation from 1993 to 2003. Mr. Montgomery received a B.S. degree in Chemistry and a minor in Biology from the University of North Alabama and an M.B.A. degree from Belmont University. Mr. Montgomery resigned from his position with us, effective as of May 1, 2013.

Mukesh Ramchandani (47) has been our Vice President and General Manager of International since January 2012 and Vice President of Business Development since June 2008. From January 2011 to January 2012, he also served as our Managing Director of ROW. Mr. Ramchandani has over 15 years of experience in the life science industry, with experience ranging from research to marketing, business development and corporate strategy. Prior to joining us, Mr. Ramchandani was at Kowa Research Institute, a US affiliate of a Japanese pharmaceutical company, Kowa Company Ltd. At Kowa, Mr. Ramchandani was responsible for all in-licensing, out-licensing and acquisitions. Prior to Kowa, Mr. Ramchandani started a device import and sales company called OBX Medical. Mr. Ramchandani also served at Baxter for five years, starting as a Senior Marketing Manager and for the last three years as Director, Global New Business. Mr. Ramchandani was also part of the Drug Discovery team at Pfizer from 1990 through 1994. Mr. Ramchandani received a B.S. in Chemistry from Campbell University, an M.S. in Organic Chemistry from East Carolina University and an M.B.A. from UNC-Chapel Hill’s Kenan-Flagler School of Business.

Ken Reali. Please see Mr. Reali’s biography above, which is included with the director biographies.

Joseph Slattery (48) has been our Executive Vice President and Chief Financial Officer since April 2010. Mr. Slattery served as a member of our Board from November 2007 until April 2010 and resigned in connection with his appointment as an officer. From October 2006 through August 2007, Mr. Slattery served as Chief Financial Officer and Senior Vice President of Finance and Information Systems of Digene Corporation, a molecular diagnostics company that was acquired by Qiagen, N.V. in August 2007. Prior to being appointed Chief Financial Officer, he served as Senior Vice President, Finance and Information Systems, beginning in September 2002. Previously, he served as Vice President, Finance, from July 1999 to September 2002 and as Controller from February 1996 to July 2000. Mr. Slattery served on the board of directors of Micromet, Inc., a publicly-held biopharmaceutical company developing novel, proprietary antibodies for the treatment of cancer, inflammation and autoimmune diseases, which was acquired by Amgen in March 2012, and currently serves on the board of directors of CVRx, Inc., a privately-held company developing implantable technology for the treatment of hypertension and heart disease. Mr. Slattery received a B.S. degree in Accountancy from Bentley University and is a Certified Public Accountant.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a practical matter, we assist our directors and officers by completing and filing Section 16(a) reports on their behalf based on information they provide to us. Based solely on a review of the reports that were filed and written representations that such reports accurately reflect all reportable transactions and holdings, we believe that all forms required to be filed by Section 16(a) during 2012 were filed on a timely basis.

Code of Ethics and Code of Conduct

We have adopted a Code of Ethics for Principal Executive and Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. This document is intended to be a “code of ethics” for purposes of SEC rules. We have also adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. The codes reflect our values and the business practices and principles of behavior that support our commitment to maintaining the highest standards of business conduct and ethics. The codes are posted on our website at www.trans1.com under “Investor Relations — Corporate Governance.” Consistent with Item 5.05 of Form 8-K, we intend to disclose future amendments to, or waivers from, the Code of Ethics for Principal Executive and Financial Officers on our website within four business days following the date of such amendment or waiver. We will also provide a copy of the codes to any person, without charge. All such requests should be in writing and sent to the attention of the Corporate Secretary, TranS1 Inc., 110 Horizon Drive, Suite 230, Raleigh, NC 27615.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The functions of our Audit Committee include appointing and determining the compensation for our independent auditors, establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls and reviewing and overseeing our independent registered public accounting firm. The Chairperson of the Audit Committee is Mr. Simpson and the other current members are Messrs. Carusi, Fischgrund, and Osgood. All current members of the Audit Committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by Nasdaq and SEC rules. Our Board has determined that Mr. Simpson meets the SEC’s current definition of “audit committee financial expert” as described above in Mr. Simpson’s biography. The Audit Committee held four meetings during 2012.

Item 11. Executive Compensation.

Narrative Discussion of Executive Compensation

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal year 2012 should be read together with the compensation tables and related disclosures set forth below.

Our Compensation Philosophy and Objectives

The primary objective of our executive compensation program is to attract and retain talented executives to lead us and create value for our stockholders. In order to achieve our objective, we believe that our compensation program must provide a total compensation package that is competitive with other similarly-sized companies in the medical device industry. Our executive compensation program for each named executive officer generally consists of a base salary, an annual short-term incentive payment opportunity based upon the achievement of Company and/or personal objectives, and long-term equity-based incentive awards, which to date have been in the form of stock options. The equity component of our compensation is designed to align executive officers’ compensation with our goal of creating long-term value for our stockholders. In addition, in fiscal year 2011, we implemented a retention bonus plan with the goal of adding an additional retention component to our compensation program for executive officers.

Executive Compensation Changes in Fiscal Year 2012

The Board approved a new short-term cash incentive plan applicable to the named executive officers for fiscal year 2012, which we refer to as the 2012 Cash Bonus Plan. The 2012 Cash Bonus Plan is discussed in greater detail under the heading “Compensation Components — Short-Term Incentive Compensation.”

In addition, the Board adopted a retention bonus plan during fiscal year 2011. Pursuant to the retention bonus plan, our named executive officers were entitled to receive cash bonuses in fiscal year 2012 to the extent that they met certain conditions. The retention bonus plan is discussed in greater detail under the heading “Retention Bonus Plan.” The retention bonus plan was not renewed in 2012.

Except for the adoption of the 2012 Cash Bonus Plan and the non-renewal of the retention bonus plan, neither the Board nor our Compensation Committee adopted any significant changes to the compensation policies or programs applicable to our named executive officers in fiscal year 2012.

Role of Compensation Committee

Our Compensation Committee was appointed by our Board, and consists entirely of directors who are independent directors under the Nasdaq Listing Rules, “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee directors” for purposes of Rule 16b-3 under the Exchange Act. Our Compensation Committee reviews and recommends to our Board our executive compensation and benefit policies. Our Compensation Committee is responsible for, among other things, analyzing individual and corporate achievements and recommending to our Board appropriate compensation packages for our executive officers. In addition, our Compensation Committee administers our equity-based compensation plans. Our Compensation Committee met five times during fiscal year 2012.

Our Compensation Committee believes that, to attract and retain sufficient executive talent, it is appropriate to compensate our executive officers at a level comparable to the compensation amounts provided to executives at comparable medical device companies, subject to the individual’s experience and expected contribution to us, and the other factors discussed herein.

Our Compensation Committee has not established any formal policies or guidelines for allocating between long-term and currently paid out compensation, or between cash and non-cash compensation. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short- and long-term goals and objectives, our Compensation Committee relies on its judgment about each individual’s experience and performance in a rapidly changing business environment rather than adopting a formulaic approach to compensatory decisions that our Compensation Committee believes would be too narrowly responsive to short-term changes in business performance.

Our Compensation Committee considered compensation information previously provided by Equilar, an executive compensation data provider, in 2011 and information provided in 2010 by Radford, a compensation consultant, when making compensation decisions for fiscal year 2012. Neither firm provided an assessment of the Company’s executive compensation or provided recommendations for the Company’s executive compensation for 2012. Furthermore, our Compensation Committee did not rely on the information provided by Equilar and Radford exclusively and retains the ultimate responsibility for determining and recommending executive compensation to our Board. Executive compensation is ultimately approved by our Board.

Role of Executive Officers on Compensation Committee

Our Compensation Committee solicits input from our Chief Executive Officer in determining executive compensation, in particular with respect to salary, short-term incentive compensation and option grant awards to our executive officers. While our Chief Executive Officer discusses his recommendations with our Compensation Committee, he does not participate in deliberation or determination with respect to his own compensation. None of our other executive officers participate in our Compensation Committee’s discussions regarding executive compensation.

Benchmarking

We believe the principal components of our current compensation program, which include base salary, short-term cash incentive payments and long-term equity awards, are generally consistent with the compensation components of other comparable medical device companies. Historically, we have not benchmarked total executive compensation, or any component of executive compensation, to that of other companies. However, we have historically reviewed compensation data from other companies as one component of our executive compensation decisions. As discussed above, in fiscal year 2012, we utilized information provided by Equilar and Radford, who provided us with peer group data regarding executive compensation in 2011 and 2010, respectively. However, this data was only one of several inputs that we relied upon when establishing compensation for our executive officers in 2012.

Compensation Components

Executive compensation currently consists of the following principal components:

Base Salary

We provide our executive officers with base salaries to compensate them for services rendered during the year. Base salaries provide a guaranteed minimum level of compensation and are necessary to recruit and retain executives. We determine our executive officers’ salaries based upon an assessment of a combination of each executive’s job responsibilities, individual experience and expected level of contribution. As discussed above, we also compare the base salaries paid to our executive officers to those of executive officers serving similar companies within the medical device industry. Our Compensation Committee reviews the salaries of our executive officers annually at the beginning of each calendar year and recommends to our Board changes in salaries based primarily on comparative market data, significant changes in responsibilities during the prior calendar year, individual performance and general market conditions.

For fiscal year 2012, we compared the base salaries we pay to our executive officers to the base salaries paid by the following publicly traded medical device companies:

• Abiomed	• Micrus Endovascular
• Alphatec Holdings	• AtriCure
• Conceptus	• Cardica
• Hansen Medical	• Stereotaxis
• Kensey Nash	• DexCom
• Insulet
• Vascular Solutions

These “peer group” companies were selected upon the recommendation of our Compensation Committee, and data about the salaries paid by these companies was provided by Equilar. The primary factors considered by our Compensation Committee in selecting these companies were their operations in the medical device industry, total revenues of the companies in fiscal year 2011, and the stage of growth of the companies.

In establishing or evaluating our base salaries relative to the peer group companies, we generally take into account the median base salary for these companies as a general starting point for the analysis. However, we also take into consideration other factors such as our executive officers’ experience level, their responsibility level and expected contributions to our business, and the size (in terms of revenues and profitability) and stage of growth of the companies to which we are comparing the base salary amounts.

Short-Term Incentive Compensation

We have historically relied upon short-term incentive compensation to comprise an important component of our compensation program for executive officers although the specific terms of the incentive compensation program are modified each year. For fiscal year 2012, our Compensation Committee approved the 2012 Cash Bonus Plan in May 2012. The 2012 Cash Bonus Plan is a short-term cash incentive plan applicable to our executive officers, including our named executive officers, that was adopted for the purpose of determining the cash bonuses that may be payable to our executive officers with respect to fiscal year 2012. Our Compensation Committee approved the adoption of the 2012 Cash Bonus Plan because it believes that aligning the payment of cash bonuses to the Company’s executive officers with the achievement of specified Company and individual performance objectives creates value for the Company and helps to align the compensation of the executive officers with the interests of the Company’s stockholders.

Targeted Cash Bonus Amount. The target cash bonus amount for each executive officer is initially set as a percentage of the officer’s base salary as determined by the Board. The 2012 base salary, target cash bonus percentage and resulting targeted cash bonus amount under the 2012 Cash Bonus Plan for each named executive officer is set forth in the table below:

Name	2012 Base Salary	Target Cash Bonus Percentage	2012 Target Cash Bonus
Ken Reali	$372,000	50%	$186,000
Joseph Slattery	$299,421	40%	$119,768
Dwayne Montgomery	$291,748	30%	$87,524

Company and Individual Performance Targets. Under the 2012 Cash Bonus Plan, cash bonuses could be earned based upon the achievement of Company performance targets, which are the same for each of the executive officers, and individual performance targets, which are different for each of the executive officers. The percentage of the target cash bonuses subject to the Company and individual performance targets is set forth in the table below:

Performance Target	Percentage of Target Bonus Tied to Achievement
Company Revenue Target	37.5%
Company Cash and Investment Balance Target	37.5%
Individual Performance Targets	25%
TOTAL	100%

Company Revenue Target

For purposes of the 2012 Cash Bonus Plan, the Board established a fiscal year 2012 Company revenue target. The portion of the cash bonus payable to an executive officer with respect to the Company revenue target component of the 2012 Cash Bonus Plan (37.5% of the aggregate amount) is calculated by reference to the Company’s actual revenue in fiscal year 2012 in relation to the revenue target as follows:

•	If the Company has actual revenues of less than 85% of the Company revenue target, then no cash bonus will be paid with respect to the Company revenue target component.

•	If the Company has actual revenues of between 85% and 94.9% of the Company revenue target, then the cash bonus will be paid between 50% and 99% with respect to the Company revenue target component.

•	If the Company has actual revenues of between 95% and 105% of the Company revenue target, then 100% of the cash bonus will be paid with respect to the Company revenue target component.

•	If the Company has actual revenues of greater than 105% of the Company revenue target, then the cash bonus will increase by 1% for each 1% of revenue achieved over 105% of the Company revenue target.

Where the actual Company revenue achievement relative to the revenue target is determined to fall in between the stated percentages, the Board will apply linear interpolation to calculate the percentage of cash bonus achievement with respect to the Company revenue target component of the 2012 Cash Bonus Plan. The final determination of the Company’s achievement with respect to the Company revenue target is made by our Board in its sole discretion.

Company Cash and Investment Balance Target

For purposes of the 2012 Cash Bonus Plan, the Board established a fiscal year 2012 Company cash and investment balance target. The portion of the cash bonus payable to any executive officer with respect to the Company cash and investment balance target component of the 2012 Cash Bonus Plan (37.5% of the aggregate amount) is calculated by reference to the Company’s actual cash and investments balance as of the end of fiscal year 2012 as follows:

•	If the Company has a cash and investments balance of more than $676,000 below target, then no cash bonus will be paid with respect to the Company cash and investments balance target component.

•	If the Company has a cash and investments balance of between $676,000 and $0 below target, then the cash bonus will be paid between 50% and 99% with respect to the Company cash and investments balance target component.

•	If the Company has a cash and investments balance of equal to or above target, then the cash bonus will be paid at 100% without any over achievement component.

Where the actual Company cash and investments balance as of the end of fiscal year 2012 is determined to fall in between the stated amounts, the Board will apply linear interpolation to calculate the percentage of cash bonus achievement with respect to the Company cash and investments balance target component. The final determination of the Company’s achievement with respect to the Company cash and investments balance target is made by our Board in its sole discretion.

Minimum Company Performance Thresholds

The 2012 Cash Bonus Plan includes a provision whereby, to the extent that the Company does not achieve both a minimum Company revenue target and a minimum Company cash and investments balance target for fiscal year 2012, then no cash bonus would be paid with respect to either the Company revenue target component or the Company cash and investments balance target component of the 2012 Cash Bonus Plan.

Individual Performance Targets

As discussed above, a portion of the cash bonus payable to each executive officer is based on the achievement of individual performance objectives, most of which are unique to each executive officer. The ability to earn a cash bonus based on achievement with respect to the individual performance targets is not contingent upon achievement with respect to either the Company revenue target component or the Company cash and investments balance target component. The portion of the cash bonus payable to any executive officer with respect to the individual performance target component of the 2012 Cash Bonus Plan (25% of the aggregate amount) is calculated by reference to the particular executive officer’s achievement of his specified performance objectives during fiscal year 2012. The performance targets for each executive officer and the percentage of the individual portion of the cash bonus that is subject to each target are set forth in the table below:

Name	Individual Performance Objectives Relating To	Percentage of Cash Bonus Tied to Achievement
Ken Reali	• Surgeon Training	• 30%
	• Reimbursement	• 30%
	• Clinical/Regulatory	• 30%
	• Research & Development	• 10%

Joseph Slattery	• Investor Relations	• 25%
	• Management of Accounting and Audit	• 25%
	• Financial Reporting	• 20%
	• Inventory Management	• 20%
	• Cost controls	• 10%

Dwayne Montgomery	• Surgeon Base User Growth	• 25%
	• Maintenance of Selling Price	• 25%
	• Product Growth	• 25%
	• Reimbursement	• 25%

Determination of 2012 Cash Bonus Amounts

Company Revenue Target Component

The Company achieved total revenue for fiscal year 2012 in an amount less than 85% of the Company revenue target for fiscal year 2012. As a result, no cash bonus was earned with respect to the Company revenue target component of the 2012 Cash Bonus Plan.

Cash and Investments Balance Target Component

The Company maintained a cash and investments balance as of the end of fiscal year 2012 in an amount that was more than the Company cash and investments balance target for fiscal year 2012. As a result, 100% of the cash bonus was earned with respect to the Company cash and investments balance target component of the 2012 Cash Bonus Plan. However, since the minimum Company revenue target for fiscal year 2012 was not achieved, no cash bonus was paid with respect to the Company cash and investments balance target component of the 2012 Cash Bonus Plan.

Individual Performance Target Component

The following table sets forth our Compensation Committee’s determination with respect to the achievement of the individual performance targets by each of our named executive officers:

Name	Achievement of Individual Performance Objectives
Ken Reali	65%
Joseph Slattery	55%
Dwayne Montgomery	70%

Calculation of Cash Bonuses

The following table sets forth the calculation of the cash bonuses payable to the named executive officers with respect to the 2012 Cash Bonus Plan in light of the achievement with respect to the Company and individual performance targets as described above:

Name	2012 Target Cash Bonus ($)	Company Revenue Target Component	Achievement Percentage	Company Cash and Investments Target Component	Achievement Percentage	Individual Performance Target Component	Achievement Percentage	Total Cash Bonus ($)
Ken Reali	186,000	37.5%	0%	37.5%	100%	25%	65%	99,975
Joseph Slattery	119,768	37.5%	0%	37.5%	100%	25%	55%	61,381
Dwayne Montgomery	87,524	37.5%	0%	37.5%	100%	25%	70%	48,139

Long-Term Equity-Based Incentive Awards

We believe that equity ownership in the Company is important to align the financial interests of our executive officers with those of our stockholders and to provide our executive officers with long-term incentives to build value for our stockholders. We also believe that granting equity in the Company that vests over time promotes the long-term retention of our executive officers. Long-term equity grants are typically made to our executives pursuant to our 2007 Stock Incentive Plan, or the 2007 Plan. The 2007 Plan generally allows our Board to issue long-term equity awards to our executives in the form of stock options, restricted stock, restricted stock units or stock appreciation rights. Equity grants are typically made to our executives at regularly scheduled meetings of our Board.

Historically, we have provided our executive officers with long-tem equity awards in the form of stock options. In accordance with the terms of the 2007 Plan, the exercise price of our options is set at the closing price of our common stock on Nasdaq on the grant date. We believe that stock options are an important element of total executive compensation because stock options:

•	Are consistent with our philosophy of aligning the compensation of our executive officers with the creation of value for our stockholders, as value is created for the executive only if the share price of our common stock increases during the option term;

•	Encourage the achievement of specific Company financial performance goals (separate of increases in the price of our common stock) that we believe are important to our long-term financial and operational success through the use of performance-based vesting provisions; and

•	Help retain key executives through the use of time-based vesting provisions that require vesting over a multi-year period.

Each executive officer was provided with an option grant when he joined us based upon his position with us, expected level of contribution, relevant prior experience and a review of comparable equity compensation data from other companies within the medical device industry. These initial grants typically vest over four years, and no shares vest before the one year anniversary of the date of the option grant. We spread the vesting of our options over four years to compensate executives for their contribution over a period of time and to more properly align the executive’s interests with our stockholders’ interests. We also utilize a four-year vesting schedule to ensure that the option grants provide meaningful retention qualities.

In addition to the initial option grants, our Board typically grants additional options each calendar year to our key employees, including our named executive officers. These additional grants are made to further incentivize our executives to perform in a manner that creates value for our stockholders, and to create an additional inducement for the executives to remain in the employ of the Company. These additional option grants generally vest over a period of four years for the reasons discussed above, although vesting conditions can vary with each grant in the discretion of the Board.

Option Grants in Fiscal Year 2012. In fiscal year 2012, our Board approved option grants to certain key employees, including our named executive officers. The option grants to our named executive officers will vest as to 25% of the shares on the one year anniversary of the grant date, and then in 36 equal monthly installments thereafter such that the full amount of the grant will be vested four years following the grant date. In addition, one half of the stock option granted to Mr. Reali was subject to the Company obtaining a Category 1 CPT Code covering at least a single level AxiaLIF®. In fiscal year 2012, our Compensation Committee determined that this milestone was successfully achieved and, as a result, the portion of the stock option subject to this additional vesting requirement was earned (subject to the time-based vesting requirements discussed above).

The following table sets forth the number of options that were granted to each of our named executive officers in fiscal year 2012:

Name	Total Option Shares
Ken Reali	200,000	(1)
Joseph Slattery	70,000
Dwayne Montgomery	65,000

(1)	As discussed above, one half of these option shares were subject to a CPT Code milestone, which was achieved in 2012.

When determining the number of options to be granted to each named executive officer in fiscal year 2012, our Compensation Committee considered several factors that it deemed relevant, including the position and level of responsibility of the executives, our recent financial performance, the market price of our common stock on the grant date and an assessment of the aggregate number of options that our Compensation Committee believed we could reasonably afford to grant under the 2007 Plan in light of the shares remaining eligible for issuance under the plan. Our Compensation Committee also received input from Mr. Reali, our Chief Executive Officer. Our Compensation Committee did not assign a particular weight to any one factor in determining the amount of option grants, but instead applied a subjective approach in determining the amounts.

Retention Bonus Plan

In November 2011, our Compensation Committee approved a retention bonus plan for the benefit of certain of our key employees, including each of our named executive officers, with the goal of adding an additional retention component to our compensation program for executive officers. Under the retention bonus plan, participants were eligible to receive cash payments from the Company in an amount not to exceed 50% of each participant’s maximum bonus opportunity pursuant to the 2011 Cash Bonus Plan. In order to be eligible to receive some or all of the retention bonus opportunity, each participant must (i) be employed by the Company at the time the retention bonus was paid, (ii) be in “good standing” or not on a performance improvement plan, and (iii) meet the individual performance objectives set for such participant under the plan. Half of the retention bonus for each named executive officer was paid in March 2012 and the other half was paid in September 2012.

The 2011 target cash bonus amount, retention bonus percentage, and resulting target retention bonus payment for each named executive officer is set forth in the table below:

Name	2011 Base Salary	Retention Bonus Percentage	2012 Aggregate Retention Bonus Payment
Ken Reali	$360,000	25%	$90,000
Joseph Slattery	$293,550	20%	$58,710
Dwayne Montgomery	$283,250	15%	$42,488

The retention bonus plan was not renewed in 2012.

Perquisites and Other Benefits

We have a 401(k) plan for the benefit of all of our eligible employees, including our named executive officers. We do not provide for matching contributions under the 401(k) plan. We also provide health, dental, vision and life insurance and other customary employee assistance plans to all full-time employees, including our named executive officers. We do not provide any benefits that would be considered “perquisites” under the rules established by the SEC.

Employment and Severance Arrangements

Employment Agreements

We have not entered into any employment agreements with our employees.

Severance Agreements

In November 2011, our Compensation Committee approved and adopted a form of Employment Severance Agreement, which we refer to as the “Severance Agreement,” to be entered into with the Company’s executive officers, including each of our named executive officers, which we refer to as the “Eligible Officers.” Under the Severance Agreement, severance benefits are payable to an Eligible Officer, assuming the officer signs and complies with a release of claims in favor of the Company, if, during the term of the Severance Agreement and within 12 months after a Change of Control (as defined in the Severance Agreement) has occurred, the Eligible Officer’s employment is terminated by the Company as a result of an Involuntary Termination or a Resignation for Good Reason (each as defined in the Severance Agreement). Severance benefits under the Severance Agreement include: (i) the continuation of the Eligible Officer’s current base salary for a period of 12 months following termination of employment (the “Severance Period,” as defined in the Severance Agreement), provided that any such payment will be offset by the amount of any compensation the Eligible Officer receives during the Severance Period from the Company or another employer, or as an independent contractor; (ii) the vesting of all of the Eligible Officer’s unvested stock options (as well as the vesting of any unvested restricted stock units or stock appreciation rights that may then be outstanding) upon the 12 month anniversary of the Change of Control; and (iii) reimbursement for the Eligible Officer’s medical and dental benefits during the Severance Period. The purpose of the Severance Agreements is, among other things, to provide the Eligible Officers with enhanced financial security and sufficient incentive and encouragement to remain in the employ of the Company prior to and during the completion of a Change of Control.

On April 2, 2013, Mr. Montgomery resigned from his position with the Company, effective as of May 1, 2013. In connection with his resignation, we proposed a General Release and Severance Agreement, or the Release Agreement, which was approved by the Compensation Committee and delivered to Mr. Montgomery on April 2, 2013. The terms of the proposed Release Agreement provide that Mr. Montgomery may not execute and deliver the Release Agreement until May 1, 2013. Under the proposed Release Agreement, Mr. Montgomery is entitled to receive severance in the aggregate amount of $170,186, payable in equal installment payments in accordance with our payroll schedule in exchange for a standard release of claims. The compensatory arrangements afforded under the proposed Release Agreement are in lieu of any other compensation or benefits to which Mr. Montgomery otherwise might be entitled, including without limitation under his Severance Agreement.

Treatment of Equity Awards Upon a Change in Control

For all grants under our 2000 Stock Incentive Plan since October 2007, and for all grants under the 2007 Plan, upon a change in control event, defined as a merger, sale of a majority of our voting stock, sale of all or substantially all of our assets, or liquidation or dissolution of the Company, each outstanding award will be treated as our Compensation Committee determines, including whether the successor corporation or its parent or subsidiary will assume or substitute an equivalent award for each outstanding award. Our Compensation Committee is not required to treat all awards similarly. If there is no assumption or substitution of outstanding awards, the awards will fully vest, all restrictions will lapse, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and the awards will become fully exercisable. In addition, if the outstanding awards are assumed or substituted by an acquiring entity and the holder of the options is terminated without cause, as defined in the 2007 Plan, within 12 months after the change of control transaction, their awards will fully vest, all restrictions will lapse, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and the awards will become fully exercisable.

Nonqualified Deferred Compensation

None of our named executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us. Our Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if our Compensation Committee determines that doing so is in our best interests.

Accounting and Tax Considerations

Effective January 1, 2006, we adopted the fair value provisions of Financial Accounting Standards Board ASC Topic 718 — Stock Compensation. Under FASB ASC Topic 718 — Stock Compensation, we are required to estimate and record an expense for each award of equity compensation (including stock options) over the vesting period of the award.

Section 162(m) of the Code limits the amount that we may deduct for annual compensation paid to our Chief Executive Officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. Exemptions to this deductibility limit may be made for various forms of “performance-based compensation.” In the past, annual cash compensation to our executive officers has not exceeded $1,000,000 per person, so the compensation has been deductible. In addition to salary and bonus compensation, upon the exercise of stock options that are not treated as incentive stock options, the excess of the current market price over the option price, or option spread, is treated as compensation and accordingly, in any year, such exercise may cause an officer’s total compensation to exceed $1,000,000.

Summary Compensation Table

The following table sets forth summary compensation information for the years ended December 31, 2012 and December 31, 2011 for our Chief Executive Officer and our other two most highly compensated executive officers for the fiscal year 2012. We refer to these persons as our “named executive officers” elsewhere in this report.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Ken Reali	2012	370,000	90,000	352,800	99,975	—	912,775
President, Chief Executive Officer	2011	359,801	—	308,400	22,500	—	690,701
Joseph Slattery	2012	298,443	58,710	123,480	61,381	—	542,014
Executive Vice President	2011	292,125	—	92,520	23,484	—	408,129
Dwayne Montgomery(4)	2012	290,331	42,488	114,660	48,139	—	495,618
Vice President of Commercial Operations	2011	281,874	—	82,240	14,233	—	378,347

(1)	The amounts in this column represent the dollar amount of the cash bonuses paid to our named executive officers under our retention bonus plan.

(2)	The amounts in this column represent the grant date fair value of the option awards recognized by us as an expense for financial accounting purposes in accordance with FASB ASC Topic 718 and exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the fair value of the option awards are set forth in note 7 of our audited financial statements for the fiscal year ended December 31, 2012 included in the Original Form 10-K. The amounts for 2011 differ from those reported in our proxy statement for our annual meeting of stockholders in 2012, which reflected the option expense recorded in 2011 for each named executive officer instead of the grant date fair value of option awards granted in 2011.

(3)	The amounts in this column represent the dollar amount of the cash bonuses paid to our named executive officers under the 2012 Cash Bonus Plan and 2011 Cash Bonus Plan.

(4)	Mr. Montgomery resigned from his position with us, effective as of May 1, 2013.

Outstanding Equity Awards at Fiscal Year-End for 2012

The following table lists the outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price	Option Expiration Date(2)
Ken Reali	1/12/2010	163,890		61,110		$3.34	1/12/2020
	1/12/2010	54,630		20,370		$3.34	1/12/2020
	2/22/2011	22,900		27,100		$3.54	2/22/2021
	2/22/2011	15,954		17,380	(3)	$3.54	2/22/2021
	1/25/2012	—		200,000		$2.83	1/25/2022

Joseph Slattery	11/29/2007	30,000	(4)	—		$19.66	11/29/2017
	6/04/2008	10,000	(4)	—		$14.56	6/04/2018
	6/03/2009	10,000	(4)	—		$8.13	6/03/2019
	4/19/2010	133,200		66,800		$3.56	4/19/2020
	2/22/2011	6,870		8,130		$3.54	2/22/2021
	2/22/2011	4,580		5,420	(3)	$3.54	2/22/2021
	1/25/2012	—		70,000		$2.83	1/25/2022

Dwayne Montgomery	3/23/2010	103,020		46,980		$3.52	3/23/2020
	2/22/2011	6,103		7,230		$3.54	2/22/2021
	2/22/2011	4,071		4,818	(3)	$3.54	2/22/2021
	1/25/2012	—		65,000		$2.83	1/25/2022

(1)	Unless otherwise noted, all options vest at the rate of 25% on the first anniversary of the option grant and in 36 equal monthly installments thereafter, such that the options are fully vested 48 months following the option grant date.

(2)	All stock option grants have a 10-year term.

(3)	The vesting of these stock options was initially tied to the achievement of specified Company performance milestones for fiscal year 2011. Upon achieving such milestones, the portion of the option subject to the milestones are subject to vesting as to 25% of the shares on the one year anniversary of the date of grant, and then in 36 equal monthly installments thereafter such that the full amount of the grant will be vested four years following the grant date.

(4)	Each of these options was issued to Mr. Slattery in connection with his prior service on our Board. Mr. Slattery resigned as a member of our Board in April 2010 and was subsequently appointed to the position of Executive Vice President and Chief Financial Officer.

Non-Employee Director Compensation for 2012

Each of our non-employee directors, including our Chairperson of the Board, receives an annual cash retainer equal to $18,000 and each non-employee director who serves as a member of our Audit Committee receives an annual retainer equal to $2,000, while non-employee directors who serve as members of our Compensation Committee or Nominating and Corporate Governance Committee receive an annual retainer equal to $1,000. In addition to the annual retainers, non-employee directors receive $2,500 for each Board meeting attended in person, $750 for each Board meeting attended telephonically and $750 for each committee meeting attended in person or telephonically. Each non-employee director who serves as the chairperson of our Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee receives, for services performed in such capacity, an annual retainer of $12,000, $5,000 and $5,000, respectively, in lieu of the retainer amount provided to members of those committees. We reimburse each non-employee member of our Board for out-of-pocket expenses incurred in connection with attending our Board and committee meetings.

Each non-employee director first appointed to our Board automatically receives an initial option to purchase 30,000 shares of common stock upon such appointment, which vests over four years. In addition, at each annual meeting, non-employee directors who were non-employee directors for at least six months prior to the annual meeting automatically receive an option to purchase 10,000 shares of common stock, which is immediately vested and fully exercisable.

From January 2011 to May 2012, the Board had a Lead Director position filled by Paul LaViolette. In addition to the amounts paid for service to the Board or any committee as described above, the Lead Director received an additional $5,000 per meeting for each regularly scheduled quarterly Board meeting attended in person, $2,500 for each Board meeting attended in person during the year that was not a regularly scheduled meeting and an additional $750 for each Board meeting attended telephonically that was not a regularly scheduled meeting. Upon Mr. LaViolette’s appointment as non-employee Chairman of the Board in May 2012, the Board ceased having a separate Lead Director position.

The following table summarizes all compensation paid to our non-employee directors in 2012:

Non-Employee Director Compensation for the 2012 Fiscal Year

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Michael Carusi	42,250	16,720	—		58,970
Jeffrey Fischgrund, M.D. (3)	25,926	63,390	49,404	(4)	138,720
Paul LaViolette	65,750	73,060	—		138,810
Jonathan Osgood	42,250	16,720	—		58,970
Richard Randall (5)	31,750	16,720	—		48,470
James Shapiro	36,500	16,720	—		53,220
David Simpson	49,000	16,720	—		65,720

(1)	Reflects cash compensation earned for fiscal year 2012.

(2)	Represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718 and excludes the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the fair value of the option awards are set forth in footnote 7 of our audited financial statements for the fiscal year ended December 31, 2012 included in the Original Form 10-K.

(3)	Dr. Fischgrund was appointed to the Board of Directors on April 4, 2012.

(4)	Comprises consulting fees paid to Dr. Fischgrund through July 2012.

(5)	Mr. Randall resigned from the Board, effective as of March 1, 2013.

During fiscal year 2012, our non-employee directors were issued options to purchase shares of our common stock as set forth in the following table:

Name	Date of Option Grant	Options Granted(1)
Michael Carusi	06/05/2012	10,000	(2)
Jeffrey Fischgrund, M.D.(3)	04/04/2012	30,000	(3)
Paul LaViolette	05/18/2012	30,000	(4)
Paul LaViolette	06/05/2012	10,000	(2)
Jonathan Osgood	06/05/2012	10,000	(2)
Richard Randall (5)	06/05/2012	10,000	(2)
James Shapiro	06/05/2012	10,000	(2)
David Simpson	06/05/2012	10,000	(2)

(1)	All option grants have been made pursuant to the 2007 Plan and have a term of ten years.

(2)	These options were granted in connection with the non-employee directors’ continuous service to our Board and pursuant to our Board compensation policy. Each of these options vested immediately upon grant.

(3)	Dr. Fischgrund was appointed to the Board of Directors on April 4, 2012 and received an option pursuant to our Board compensation policy. The option vests 25% on the first anniversary of the option grant and in 36 equal monthly installments thereafter, such that the option is fully vested 48 months following the option grant date.

(4)	Mr. LaViolette received an option in connection with his appointment as Chairman of the Board on May 3, 2012. The option vests 25% on the first anniversary of the option grant and in 36 equal monthly installments thereafter, such that the option is fully vested 48 months following the option grant date.

(5)	Mr. Randall resigned from the Board, effective as of March 1, 2013.

At the end of fiscal year 2012, each of our non-employee directors held options to purchase the following number of shares of our common stock:

Name	Total Options Held
Michael Carusi	50,000
Jeffrey Fischgrund, M.D.	30,000
Paul LaViolette	100,000
Jonathan Osgood	50,000
Richard Randall	146,500
James Shapiro	50,000
David Simpson	50,000

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information relating to our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,441,300	$4.29	1,412,404	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,441,300	$4.29	1,412,404

(1)	The number of securities remaining available for future issuance includes securities under the following plans in the amounts indicated: the 2007 Plan — 718,557 shares (all of which are available for issuance in the form of restricted stock, restricted stock units or stock appreciation rights); and the TranS1 Inc. 2007 Employee Stock Purchase Plan — 693,847 shares (of which approximately 39,819 shares are subject to purchase under this plan during the current six-month purchase period).

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of April 22, 2013, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of the named executive officers and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Shares Beneficially Owned(2)
5% Stockholders
Delphi Ventures and Affiliated Entities(3)	4,692,695	17.2%
Advanced Technology Ventures and Affiliated Entities(4)	3,087,906	11.3%
Cutlass Capital and Affiliated Entities(5)	1,996,360	7.3%
Sapient Capital, L.P.(6)	1,613,090	5.9%

Named Executive Officers and Directors
Michael Carusi(7)	3,133,950	11.5%
Jonathan Osgood(8)	2,046,360	7.5%
James Shapiro(9)	1,159,845	4.2%
Joseph Slattery(10)	441,338	1.6%
Ken Reali(11)	391,062	1.4%
Paul LaViolette(12)	231,971	*
Dwayne Montgomery(13)	156,664	*
David Simpson(14)	102,500	*
Mark Stautberg	10,000	*
Jeffrey Fischgrund(15)	8,750	*
All Executive Officers and Directors as a Group (14 persons)(16)	7,952,023	29.1%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each stockholder is c/o TranS1 Inc., 110 Horizon Drive, Suite 230, Raleigh, NC 27615.

(2)	This table is based upon information supplied by our officers and directors, and with respect to principal stockholders, Schedules 13G and 13G/A, as well as Forms 4, filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC. Applicable percentage ownership is based on 27,318,785 shares of common stock outstanding as of April 22, 2013. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 22, 2013, are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. Except as otherwise noted, we believe that each of the stockholders named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(3)

Based on information set forth in a Schedule 13G/A filed with the SEC on September 26, 2011. Consists of (i) 2,236,272 shares held by Delphi Ventures VI, L.P. (“DV VI”), (ii) 22,362 shares held by Delphi BioInvestments VI, L.P. (“DBI VI”), (iii) 2,410,523 shares held by Delphi Ventures VIII, L.P. (“DV VIII”), and (iv) 23,538 shares held by Delphi BioInvestments VIII, L.P. (“DBI VIII”). Delphi Management Partners VI, L.L.C. is the general partner of each of DV VI and DBI VI and may be deemed to have sole voting and dispositive power with respect to the shares owned by DV VI and DBI VI. Delphi Management Partners VIII, L.L.C. is the general partner of each of DV VIII and DBI VIII and may be deemed to have sole voting and dispositive power with respect to the shares owned by DV VIII and DBI VIII. The managing members of each of Delphi Management Partners VI, L.L.C. and Delphi Management Partners VIII, L.L.C. are James J. Bochnowski, David L. Douglass, Douglas A. Roeder, John F. Maroney and Deepika R. Pakianathan (collectively, the “Delphi Managing Members”). The Delphi Managing Members may be deemed to have shared voting and dispositive power with respect to each of the shares listed above. The address for all entities and individuals affiliated with Delphi Ventures is 3000 Sand Hill Road, Building 1, Suite 135, Menlo Park, CA 94025.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2012. Consists of (i) 2,894,702 shares held by Advanced Technology Ventures VII, L.P. (“ATV VII”), (ii) 116,163 shares held by Advanced Technology Ventures VII (B), L.P. (“ATV VII-B”), (iii) 55,836 shares held by Advanced Technology Ventures VII (C), L.P. (“ATV VII-C”), (iv) 17,249 shares held by ATV Entrepreneurs VII, L.P. (“ATV VII-E” and together with ATV VII, ATV VII-B, and ATV VII-C, collectively referred to as the “ATV VII Entities”), and (v) 3,956 shares held by ATV Alliance 2002, L.P. (“ATV A 2002” and together with the ATV VII Entities, the “ATV Entities”). ATV Associates VII, L.L.C. (“ATV A VII”) is the general partner of each of the ATV VII Entities and ATV Alliance Associates, L.L.C. (“ATV Alliance”) is the general partner of ATV A 2002. Michael Carusi, one of our directors, Steven N. Baloff, Jean M. George, William C. Wiberg, and Robert C. Hower are the five managing directors of ATV A VII and have shared voting and investment power over the shares held by the ATV VII Entities. Jean M. George is the sole manager of ATV Alliance and has sole voting and investment power over the shares held by ATV A 2002. The address for all entities and individuals affiliated with Advanced Technology Ventures is 500 Boylston Street, Suite 1380, Boston, Massachusetts 02116.

(5)	Based on information set forth in a Schedule 13G filed with the SEC on February 20, 2013. Consists of (i) 1,755,752 shares held by Cutlass Capital, L.P., (ii) 126,133 shares held by Cutlass Capital Principals Fund, L.L.C., and (iii) 114,475 shares held by Cutlass Capital Affiliates Fund, L.P. Jonathan Osgood, one of our directors, and Edwin D. Hetz are the two managing members of Cutlass Capital Management, L.L.C., which is the general partner of each of Cutlass Capital, L.P. and Cutlass Capital Affiliates Fund, L.P. Mr. Osgood and Mr. Hetz are also the two managing members of Cutlass Capital Principals Fund, L.L.C. Mr. Osgood and Mr. Hetz have shared voting and investment power over the shares held by each of Cutlass Capital, L.P., Cutlass Capital Principals Fund, L.L.C. and Cutlass Capital Affiliates Fund, L.P. Mr. Osgood and Mr. Hetz disclaim beneficial ownership of the shares held by Cutlass Capital, L.P., Cutlass Capital Principals Fund, L.L.C. and Cutlass Capital Affiliates Fund, L.P., except to the extent of their respective pecuniary interest therein. The address for all entities and individuals affiliated with Cutlass Capital is 322 Dunbarton Drive, St. Simons Island, GA 31522.

(6)	Based on information set forth in a Schedule 13G filed with the SEC on November 20, 2007. Mitchell Dann, one of our former directors, is the managing member of Sapient Capital Management, L.L.C., which is the general partner of Sapient Capital Management L.P., which is the general partner of Sapient Capital, L.P. Each of Sapient Capital Management, L.L.C., Sapient Capital Management L.P. and Mr. Dann disclaims beneficial ownership of the shares held by Sapient Capital, L.P., except to the extent of their respective proportionate pecuniary interest therein. The address for Sapient Capital is 4020 Lake Creek Drive, P.O. Box 1590, Wilson, WY 83014.

(7)	Consists of the shares identified in footnote 4 (excluding the 3,956 shares held by ATV A 2002) and 50,000 shares subject to options exercisable within 60 days of April 22, 2013, which options are held directly by Mr. Carusi. Mr. Carusi is one of our directors and is a managing director of ATV A VII and disclaims beneficial ownership of the shares held by the ATV VII Entities.

(8)	Consists of the shares identified in footnote 5 and 50,000 shares subject to options exercisable within 60 days of April 22, 2013, which options are held directly by Mr. Osgood. Mr. Osgood is one of our directors and is one of two managing members of Cutlass Capital Management, L.L.C., which is the general partner of each of Cutlass Capital, L.P. and Cutlass Capital Affiliates Fund, L.P. Mr. Osgood is also one of two managing members of Cutlass Capital Principals Fund, L.L.C. Mr. Osgood has shared voting and dispositive power over the shares held by each of Cutlass Capital, L.P., Cutlass Capital Principals Fund, L.L.C. and Cutlass Capital Affiliates Fund, L.P. Mr. Osgood disclaims beneficial ownership of the shares held by Cutlass Capital, L.P., Cutlass Capital Principals Fund, L.L.C. and Cutlass Capital Affiliates Fund, L.P., except to the extent of his proportionate pecuniary interest therein.

(9)	Consists of (i) 1,029,545 shares held directly by Thomas Weisel Healthcare Venture Partners, L.P. (“TWHVP”), (ii) 78,695 shares held directly by Kearny Venture Partners, L.P. (“KVP”), (iii) 1,605 shares held directly by Kearny Venture Partners Entrepreneurs’ Fund, L.P. (“KVPEF”); and 50,000 shares subject to options exercisable within 60 days of April 22, 2013, which options are held directly by Mr. Shapiro. Ownership of TWHVP, KVP, and KVPEF is based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2011. Mr. Shapiro is one of our directors and is an affiliate of Thomas Weisel Healthcare Venture Partners L.L.C. (“TWHVP LLC”), the general partner of TWHVP, and has shared voting and dispositive power over the shares held by TWHVP. Mr. Shapiro is also a managing member of Kearny Venture Associates, L.L.C. (“KVA”), which is the general partner of both KVP and KVPEF, and has shared voting and dispositive power with respect to the shares held by KVP and KVPEF. Mr. Shapiro disclaims beneficial ownership of these shares except to the extent of his proportionate pecuniary interest therein. The address for each of the foregoing entities is 88 Kearny Street, 2nd Floor, San Francisco, California 94108.

(10)	Includes 249,924 shares subject to options exercisable within 60 days of April 22, 2013.

(11)	Includes 384,062 shares subject to options exercisable within 60 days of April 22, 2013.

(12)	Includes 78,125 shares subject to options exercisable within 60 days of April 22, 2013.

(13)	Includes 156,664 shares subject to options exercisable within 60 days of April 22, 2013.

(14)	Includes 42,500 shares subject to options exercisable within 60 days of April 22, 2013.

(15)	Includes 8,750 shares subject to options exercisable within 60 days of April 22, 2013.

(16)	Includes 1,338,559 shares subject to options exercisable within 60 days of April 22, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We describe below transactions and series of similar transactions that have occurred since January 1, 2011 to which we were a party or will be a party in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	a director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Indemnification of Directors and Executive Officers

We have entered into an indemnification agreement with each of our directors and executive officers. These indemnification agreements and our amended and restated certificate of incorporation and bylaws indemnify each of our directors and our officers to the fullest extent permitted by the Delaware General Corporation Law.

Proposed Merger and Private Placement Transaction

We entered into the Merger Agreement with Merger Sub, Baxano, and the Securityholder Representatives on March 3, 2012 (as amended April 10, 2013) and expect the closing of the Merger to occur during the second quarter of 2013. The merger consideration to be issued to Baxano securityholders will consist of a number of newly issued shares of our common stock calculated as the product of (a) 0.38888889 times (b) the number of issued and outstanding shares of our capital stock (as if converted to common stock) as of the close of business on the last trading day prior to the closing of the Merger. The merger consideration will be allocated first to holders of convertible promissory notes issued by Baxano, or Baxano Notes, and then to Baxano stockholders in accordance with Baxano’s certificate of incorporation, with shares of Series C Preferred Stock participating in the merger proceeds before shares of Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock and Common Stock.

In addition, we entered into a Securities Purchase Agreement, dated March 3, 2013, with certain investors (including certain of Baxano’s securityholders and certain of our directors and executive officers), or the Investors, pursuant to which we will sell and issue shares of our common stock to the Investors in a private placement transaction concurrent with the closing of the Merger. We refer to this agreement as the Securities Purchase Agreement and the transaction contemplated in the agreement as the Private Placement Transaction.

James Shapiro, a member of our Board of Directors, is also a member of Baxano’s board of directors.  While he does not own any shares of Baxano’s common stock individually, as a Managing Member of the General Partner of Kearny Venture Partners, L.P. and Kearny Venture Partners Entrepreneurs’ Fund, L.P., Mr. Shapiro has shared voting and dispositive power over, and a partial indirect pecuniary interest in 7,285,290 shares of Baxano’s common stock equivalents.  In addition, these funds hold approximately $1,961,571 in aggregate principal amount of Baxano Notes.  Based on the securities it owns and the allocation of the merger consideration described above, Mr. Shapiro and Kearny Venture Partners will have the right to receive shares of our common stock with a value of approximately $2.6 million in connection with the Merger. Kearny Venture Partners, L.P. and Kearny Venture Partners Entrepreneurs’ Fund, L.P. have also agreed to purchase an aggregate of 706,840 shares of common stock for a total of $1,611,595 in connection with the Private Placement Transaction.

In addition, certain of our directors and executive officers are Investors in the Private Placement Transaction. The following directors and executive officers have agreed to purchase an aggregate of 145,171 shares of common stock for a total of $331,000 in connection with the Private Placement Transaction: Jeffrey Fischgrund, Dwayne Montgomery, Ken Reali, David Simpson, Joseph Slattery and Mark Stautberg. No individual director or executive officer has agreed to purchase more than $120,000 in common stock.

On April 16, 2013 and April 25, 2013, Baxano issued promissory notes, or the Bridge Notes, to us in the principal amount of $800,000 and $1.3 million, respectively, as contemplated by the Merger Agreement. The Bridge Notes bear interest at a rate of 6% per annum. The Bridge Notes are not secured by any collateral; are subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, Silicon Valley Bank and Baxano; and are senior in right of payment to the Baxano Notes. The Bridge Notes will be cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours to be repaid or otherwise compensated.

Review, Approval or Ratification of Transactions with Related Persons

As provided in our Audit Committee charter, all related party transactions are to be reviewed and pre-approved by our Audit Committee. A “related party transaction” is defined to include any transaction or series of transactions exceeding $120,000 in which we are or stand to be a participant and any related person has or will have a material interest. Related persons would include our directors, executive officers, nominees for director (and immediate family members of our directors and executive officers) and persons controlling over five percent of our outstanding common stock (and immediate family members of such persons). In determining whether to approve a related party transaction, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The Audit Committee will then document its findings and conclusions in written minutes. In the event a transaction relates to a member of our Audit Committee, that member will not participate in the Audit Committee’s deliberations.

Board Independence

Our securities are listed on The Nasdaq Global Market and are governed by its listing rules and standards. Our Board has affirmatively determined that the following seven directors satisfy the current “independent director” standards established by Rule 5605(a)(2) of the Nasdaq Listing Rules: Messrs. Carusi, Fischgrund, LaViolette, Osgood, Shapiro, Simpson and Stautberg.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP, or PricewaterhouseCoopers, for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees	$321,566	$345,664
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$321,566	$345,664

Audit Fees.    We paid PricewaterhouseCoopers fees in the aggregate of $321,566 and $345,664 for the fiscal years ended December 31, 2012 and December 31, 2011, respectively, for professional services rendered for the audits of our annual financial statements.

Audit-Related Fees.    We did not pay any fees to PricewaterhouseCoopers for assurance and related services for the fiscal years ended December 31, 2012 or December 31, 2011.

Tax Fees.    We did not pay any fees to PricewaterhouseCoopers for professional services for tax compliance, tax planning and tax advice for the fiscal years ended December 31, 2012 or December 31, 2011.

All Other Fees.    We did not pay any fees to PricewaterhouseCoopers for products or services provided by PricewaterhouseCoopers that are not reported in any other category.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent registered public accounting firm provides audit service detail in advance of the meeting of the Audit Committee held during the first calendar quarter of each year, outlining the scope of the audit and audit related fees. If agreed to by the Audit Committee, an engagement letter is formally accepted by the Audit Committee.

All of the services provided by PricewaterhouseCoopers described in the table above were approved by the Board or the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

(1) Our consolidated financial statements appear at the end of this annual report. See “Index to Consolidated Financial Statements.” *

(2) Financial Statement Schedule: Schedule II — Valuation and Qualifying Accounts *

All other financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3) Exhibits

The exhibits filed with this annual report on Form 10-K are listed in the Exhibit Index immediately following the signature page, which Exhibit Index is incorporated herein by reference.

*	Previously filed with the Original Form 10-K, which is being amended hereby.

SIGNATURE

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TranS1 Inc.

Date: April 30, 2013	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TranS1 Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

3.2	Amended and Restated Bylaws of TranS1 Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.1	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*

10.2	Form of Stock Option Agreement under Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).*

10.3	2007 Stock Incentive Plan, as amended. *+

10.4	Form of Stock Option Agreement under 2007 Stock Incentive Plan *+

10.5	2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to TranS1’s Annual Report on Form 10-K for the year ended December 31, 2010.*

10.6	Lease, dated July 30, 2009, between TranS1 Inc. and Market Place Group, LLC (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on March 11, 2010).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.7.1	Schedule of Parties to Indemnification Agreement.+

10.8	Offer Letter, dated December 11, 2009, between TranS1 Inc. and Kenneth Reali (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on January 12, 2010).*

10.9	Offer Letter, dated February 22, 2010, between TranS1 Inc. and Dwayne Montgomery (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on March 18, 2010).*

10.10	Offer Letter, dated April 13, 2010, between TranS1 Inc. and Joseph Slattery (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on April 21, 2010). *

10.11	Offer Letter, dated July 30, 2010, between TranS1 Inc. and Rick Feiler (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on August 4, 2010).*

10.12	Offer Letter, dated September 28, 2010, between TranS1 Inc. and Steve Ainsworth (incorporated by reference to Exhibit 10.1to TranS1’s Current Report on Form 8-K filed with the SEC on October 4, 2010).*

10.13	Form of Employment Severance Agreement (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on November 9, 2011).*

10.13.1	Schedule of Parties to Employment Severance Agreement.+

10.14	Summary of Non-Employee Director Compensation.* +

10.15	Summary of Retention Bonus Plan.* +

10.16	Summary of 2012 Cash Incentive Plan.* +

10.17	Lease Agreement, dated October 28, 2011, between TranS1 Inc. and Six Forks Capital, LLC.+

10.18	Lease Modification Agreement No. 1, dated January 27, 2012, between TranS1 Inc. and Six Forks Capital, LLC.+

10.19	Office Lease, dated October 24, 2012, between TranS1 Inc. and Sun Life Assurance Company of Canada.+

10.20	Exclusive License Agreement, dated as of January 24, 2011, between TranS1 Inc., Mitchell A. Hardenbrook, M.D., and MH Brook, Inc.** +

10.21	Distribution Agreement, dated as of October 9, 2012, by and between TranS1 Inc. and Jiade Sunshine (incorporated by reference to Exhibit 10.1 to TranS1’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on February 1, 2013).**

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+++

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+++

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.++

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.++

101.INS	XBRL Instance Document***

101.SCH	XBRL Schema Document***

101.CAL	XBRL Calculation Linkbase Document***

101.DEF	XBRL Definition Linkbase Document***

101.LAB	XBRL Label Linkbase Document***

101.PRE	XBRL Presentation Linkbase Document***

_______________

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.

**	Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

***	Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

+	Previously filed with the Original Form 10-K, which is being amended hereby.

++	Previously furnished with the Original Form 10-K, which is being amended hereby.

+++	Filed herewith.