Form 10-Q
period 2013-03-31
TRANS1 INC
filed 2013-05-15
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

(919) 800-0020

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2013 was 27,318,785 shares.

TRANS1 INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

TranS1 Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$3,099	$3,782
Cost of revenue	1,031	997
Gross profit	2,068	2,785

Operating expenses:
Research and development	1,285	1,333
Sales and marketing	4,927	5,299
General and administrative	1,550	1,417
Merger and integration expenses	1,313	-
Charges related to U.S. Government settlement	91	464
Total operating expenses	9,166	8,513
Operating loss	(7,098)	(5,728)
Other expense, net	(2)	(30)
Net loss	$(7,100)	$(5,758)

Other comprehensive loss:
Foreign currency translation adjustments	(1)	-
Comprehensive loss	$(7,101)	$(5,758)
Net loss per common share – basic and diluted	$(0.26)	$(0.21)

Weighted average common shares outstanding - basic and diluted	27,317	27,245

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$14,686	$21,541
Restricted cash	62	-
Accounts receivable, net	2,936	3,206
Inventory	5,053	5,017
Prepaid expenses and other assets	593	330
Total current assets	23,330	30,094
Property and equipment, net	2,203	2,166
Total assets	$25,533	$32,260

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,002	$2,603
Accrued expenses related to U.S. Government settlement	6,359	6,792
Accrued expenses	1,731	1,648
Total current liabilities	11,092	11,043
Noncurrent liabilities	77	78
Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 27,318,785 and 27,313,997 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3	3
Additional paid-in capital	160,255	159,929
Accumulated other comprehensive income	13	14
Accumulated deficit	(145,907)	(138,807)
Total stockholders' equity	14,364	21,139
Total liabilities and stockholders' equity	$25,533	$32,260

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,100)	$(5,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	359	207
Stock-based compensation	317	331
Allowance for excess and obsolete inventory	20	12
Provision (reversal of provision) for bad debts	11	(41)
Loss on disposal of fixed assets	-	30
Changes in operating assets and liabilities:
Decrease in accounts receivable	259	173
Increase in inventory	(56)	(162)
(Increase) decrease in prepaid expenses	(263)	195
Increase (decrease) in accounts payable	398	(943)
Increase (decrease) in accrued expenses related to U.S. Government settlement	(433)	250
Increase in accrued expenses	83	113
Net cash used in operating activities	(6,405)	(5,593)

Cash flows from investing activities:
Purchases of property and equipment	(396)	(697)
Sales and maturities of investments	-	6,027
Restricted cash classification change	(62)	-
Net cash provided by (used in) investing activities	(458)	5,330

Cash flows from financing activities:
Proceeds from exercise of stock options	9	6
Net cash provided by financing activities	9	6
Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net decrease in cash and cash equivalents	(6,855)	(257)
Cash and cash equivalents, beginning of period	21,541	38,724
Cash and cash equivalents, end of period	$14,686	$38,467

The accompanying notes are an integral part of these financial statements.

TranS1 Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

TranS1 Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and, effective March 1, 2013, is headquartered in Raleigh, North Carolina. The Company is a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ lumbar posterior fixation system and Bi-OsteticTM bone void filler, a biologics product. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets products that may be used with its surgical approach, including bowel retractors and additional discectomy tools, as well as a bone graft harvesting system that can be used to extract bone graft in any procedure for which the use of bone graft is appropriate. The AxiaLIF Legacy product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF Plus 2-Level™ product in July 2010. The Company commercially launched its next generation Vectre facet screw system in April 2010. In the first quarter of 2010, the Company completed product and regulatory training and began marketing Bi-Ostetic bone void filler, a biologics product for specific indications outside the interbody space of the spine. The Company commercially launched its AxiaLIF Plus 1-Level product in September 2011, which received FDA 510(k) clearance in March 2011. In 2010, the Company received 510(k) clearance for the VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 the Company received a CE mark for the VEO lateral access and interbody fusion system and began commercialization in the European market. The Company sells its products through a direct sales force, independent sales agents and international distributors.

The Company has fifty issued United States patents, twelve pending patent applications or provisional patent applications in the United States, eight issued European patents, seven issued Japanese patents, and eleven foreign patent application families as counterparts of U.S. cases. The issued and pending patents cover, among other things, (i) the Company’s method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants, (ii) apparatus for conducting these procedures including access, disc preparation and implantation including the current TranS1 instruments individually and in kit form, (iii) implants for fusion and motion preservation in the spine, (iv) a lateral access and interbody fusion system, and (v) posterior fixation systems.

The Company owns nine trademark registrations in the United States, nine trademark registrations in the European Union, two registered trademarks in Canada and one registered trademark in China. The Company also owns two pending trademark applications in the United States and three pending trademark applications in China.

See Note 10 for a description of the Company’s proposed merger with Baxano, Inc. (“Baxano”) and the related transactions.

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

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory valuation, stock-based compensation, accrued expenses and income tax valuation. Actual results could differ from those estimates. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred operating losses and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet its capital needs, the Company is considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that the Company will be able to complete any such transaction on acceptable terms or otherwise. If the Company is unable to obtain the necessary capital, it will need to pursue a plan to license or sell its assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

Reclassification

Certain balances in the prior years’ consolidated financial statements have been reclassified to conform to the March 31, 2013 presentation. These changes consisted of a reclassification on the consolidated statements of operations from general and administrative expense to a separate line item entitled charges related to U.S. Government settlement and a reclassification on the consolidated statements of cash flows from changes in accounts payable and accrued expenses to a separate line item entitled increase (decrease) in accrued expenses related to U.S. Government settlement.

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued guidance (ASU No. 2013-02) finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first quarter of 2013, the Company adopted the guidance and determined that there were no amounts reclassified in the period that would require enhanced disclosure.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2013	2012

Weighted average stock options outstanding	3,579,814	3,051,991

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Cash equivalents are carried at fair market value. At March 31, 2013, the Company had $62,000 of restricted cash which is currently deposited in a bank account in Germany, but not readily accessible. Related unrealized gains and losses were not material as of March 31, 2013 and 2012. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income.

At March 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents. Accounting Standards Codification 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Cash and available for sale securities classified as Level 1 assets were:

	March 31,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$14,515	$21,116
Total cash and available for sale securities	$14,515	$21,116

The Company had no Level 2 or Level 3 assets or liabilities at March 31, 2013 or December 31, 2012.

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	March 31,	December 31,
	2013	2012
	(In thousands)
Gross accounts receivable	$3,115	$3,419
Allowance for uncollectible accounts	(179)	(213)
Total accounts receivable, net	$2,936	$3,206

7.	Inventories

The following table presents the components of inventories:

	March 31,	December 31,
	2013	2012
	(In thousands)
Finished goods	$2,998	$2,491
Work-in-process	1,819	2,272
Raw materials	236	254
Total inventories	$5,053	$5,017

8.	Accrued Expenses

The following table presents the components of accrued expenses:

	March 31,	December 31,
	2013	2012
	(In thousands)
Legal and professional fees	$602	$129
Commissions	274	333
Vacation	257	160
Bonus	159	630
Salaries and benefits	129	168
Travel and entertainment	93	43
Other	217	185
Total accrued expenses	$1,731	$1,648

9.	Contingencies

In October 2011, the Company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General (“OIG”) under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. The Company has cooperated with the government’s request. On December 24, 2012 the Company reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. The Company and the staff of the Department of Justice tentatively agreed to settle its federal investigation for $6.0 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the second quarter of 2013. The Company admits no wrongdoing as part of the settlement. In the three months ended March 31, 2013 and 2012, the Company expensed legal fees of $0.1 million and $0.5 million, respectively, related to this investigation. In the fourth quarter of 2012, the Company expensed the $6.0 million related to the tentative settlement. The Company had accrued $6.4 million at March 31, 2013 and $6.8 million at December 31, 2012 for the settlement and related legal fees.

On January 24, 2012, the Company received notice that a putative class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of all persons, other than defendants, who purchased the Company’s securities between February 21, 2008 and October 17, 2011.  The complaint alleges violations of the Securities Exchange Act of 1934, as amended, based upon purported omissions and/or false and misleading statements concerning the Company’s financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, the Company filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  The Company is unable to predict what impact, if any, the outcome of this matter might have on the Company’s consolidated financial position, results of operations, or cash flows.

10.	Merger and Private Placement Transaction

Agreement and Plan of Merger

On March 3, 2013, the Company entered into an Agreement and Plan of Merger with RacerX Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”), Baxano, and Sumeet Jain and David Schulte solely as Securityholder Representatives (the “Securityholder Representatives”), as amended on April 10, 2013 by the First Amendment to Agreement and Plan of Merger by and among the parties (such agreement, as amended, the “Merger Agreement”). Under the terms of the Merger Agreement, the Company will acquire Baxano through a merger of Merger Sub with and into Baxano (the “Merger”). At the effective time of the Merger (the “Effective Time”), Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company.

As of March 31, 2013, the Company had incurred $1.2 million of merger related expenses and $0.1 million of integration expenses.

Pursuant to the terms of the Merger Agreement, the merger consideration will consist of approximately 10.4 million shares of the Company’s common stock. The number of shares comprising the merger consideration will be reduced by a number of shares with a value equal to the following (using for the per share value an average closing price on the NASDAQ Global Market during the 10 days preceding the Effective Time): (1) Baxano’s indebtedness in excess of (a) amounts under promissory notes of Baxano that are convertible into capital stock of Baxano (each a “Baxano Note”), outstanding at the Effective Time, and (b) up to $3,000,000 of principal as well as interest outstanding under certain long-term indebtedness; (2) $300,000 in cash, which will be used to fund a compensation plan to be adopted by Baxano prior to the closing of the Merger providing for bonuses to Baxano’s employees and certain non-employee directors; and (3) $250,000 in cash, which the Company has agreed to deposit into an account specified for the purpose of funding the expenses of the Securityholder Representatives under the Merger Agreement.

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

Securities Purchase Agreement

Concurrent with entering into the Merger Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated March 3, 2013, with certain investors (the “Investors”), pursuant to which the Company will sell to the Investors, and the Investors will purchase from the Company, an aggregate of 7,522,009 shares of the Company’s common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of $17.2 million (the “Private Placement Transaction”).

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

If the Registration Statement is not declared effective by the SEC by a certain date, the Company must pay each Investor and other holder of shares issued pursuant to the Merger Agreement liquidated damages equal to 1% of the value of their shares (calculated at the closing price of such shares) per month, up to a maximum of 12%.

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

11.	Subsequent Event

On April 16, 2013 and April 25, 2013, Baxano issued promissory notes (the “Bridge Notes”) to the Company in the principal amount of $800,000 and $1.3 million, respectively, as contemplated by the Merger Agreement. The Bridge Notes bear interest at a rate of 6% per annum. The Bridge Notes are not secured by any collateral; are subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, Silicon Valley Bank and Baxano; and are senior in right of payment to the Baxano Notes.

The Bridge Notes will be cancelled immediately prior to the Effective Time without consideration, repayment, or any other right of the Company to be repaid or otherwise compensated. All outstanding principal and interest under the Bridge Notes will be due and payable on demand by the Company any time on or after September 7, 2013 if the Effective Time has not occurred by such date. Additionally, all principal and accrued interest under the Bridge Notes will be due and payable upon the consummation of any sale by Baxano of its equity securities to venture capital, institutional, or private investors, including at least one investor that is not an existing noteholder or stockholder of Baxano, resulting in aggregate cash proceeds to Baxano of at least $15,000,000 (excluding any amount invested by cancellation or conversion of the indebtedness represented by the Baxano Notes).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding the expected timing, completion, and benefits of the Merger (as defined below) and Private Placement Transaction (as defined below), other future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings we make with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of The NASDAQ Stock Market LLC. References in this report to “TranS1”, “we”, “our”, “us”, or the “Company” refer to TranS1 Inc.

Overview

We are a medical device company focused on designing, developing and marketing products to treat degenerative conditions of the spine affecting the lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers. We currently market the AxiaLIF® family of products for single and two level lumbar fusion, the VEOTM lateral access and interbody fusion system, the Vectre™ lumbar posterior fixation system and Bi-OsteticTM bone void filler, a biologics product. Our AxiaLIF products use our pre-sacral approach, through which a surgeon can access discs in the lumbar region of the spine through an incision adjacent to the tailbone and perform an interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. Our VEO lateral access and interbody fusion system provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which we believe has allowed us to increase our market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to have improved visibility of the psoas and the nerves running through this muscle that, when used in conjunction with neuromonitoring, can potentially reduce complications. We also market products that may be used with our AxiaLIF surgical approach, including bowel retractors and additional discectomy tools, as well as a bone graft harvesting system that can be used to extract bone graft in any procedure for which the use of bone graft is appropriate. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF Legacy product in the fourth quarter of 2004, and commercially introduced our AxiaLIF Legacy product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF Legacy product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF Plus 2-Level ™ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched our next generation Vectre facet screw system in April 2010. In the first quarter of 2010, we completed product and regulatory training and began marketing Bi-Ostetic bone void filler, a biologics product for specific indications outside the interbody space of the spine. We commercially launched our AxiaLIF Plus 1-Level product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 we received a CE mark for our VEO lateral access and interbody fusion system and began commercialization in the European market. We currently sell our products through a direct sales force, independent sales agents and international distributors.

In March 2012, we announced that the Current Procedural Terminology (“CPT”) Editorial Panel, or the Panel, voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion utilizing our AxiaLIF implant when performing a pre-sacral interbody fusion. In addition, the Panel voted to establish a new Category III CPT code, 0309T, as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the American Medical Association’s website on March 2, 2012, and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF Plus 1-Level device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation. With the establishment of a Category I CPT code effective January 1, 2013, we believe that we are in a position to transition to a period of sustainable revenue growth.

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

On March 3, 2013, we entered into an Agreement and Plan of Merger with RacerX Acquisition Corp., a wholly-owned subsidiary of the Company, or Merger Sub, Baxano, Inc., or Baxano, and Sumeet Jain and David Schulte solely as Securityholder Representatives, or the Securityholder Representatives, as amended on April 10, 2013 by the First Amendment to Agreement and Plan of Merger by and among the parties. We refer to this agreement, as amended, as the Merger Agreement. Under the terms of the Merger Agreement, we will acquire Baxano through a merger of Merger Sub with and into Baxano, or the Merger. At the effective time of the Merger, Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company. The dollar value of the shares of our common stock to be issued in connection with the Merger is expected to be approximately $23.1 million, subject to fluctuations in the price of our common stock on the NASDAQ Global Market and certain adjustments.

As of March 31, 2013, we have incurred $1.2 million of merger related expenses and $0.1 million of integration expenses.

Baxano is a medical instrument company focused on designing, developing and marketing innovative tools that restore spine function, preserve healthy tissue, and enable a better quality of life for the patients it serves.  Baxano currently markets the patented iO-Flex® system, a proprietary minimally invasive set of flexible instruments allowing surgeons to target lumbar spinal stenosis in all three regions of the spine: central canal, lateral recess, and neural foramen, and has developed the patented iO-TomeTM instrument to rapidly and precisely remove bone, including the facet joints, which is commonly performed in spinal fusion procedures. Baxano was founded in 2005 and is headquartered in San Jose, California. The Merger is expected to close in the second quarter of 2013 and is subject to TranS1 stockholder approval and customary conditions to closing.

Concurrent with entering into the Merger Agreement, we entered into a Securities Purchase Agreement, or the Securities Purchase Agreement, dated March 3, 2013, with certain investors, or the Investors, pursuant to which we will sell to the Investors, and the Investors will purchase from us, an aggregate of 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of $17.2 million, or the Private Placement Transaction. Consummation of the Private Placement Transaction is subject to approval by our stockholders of the issuance of shares of our common stock in connection with the Merger Agreement and the Securities Purchase Agreement, the closing of the Merger, and other customary closing conditions set forth in the Securities Purchase Agreement.

Since inception, we have been unprofitable. As of March 31, 2013 we had an accumulated deficit of $145.9 million.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Results of Operations

	Three Months Ended March 31,
	2013	2012	% change
	(in thousands, except gross margin percentage)
Revenue	$3,099	$3,782	-18.1%
Cost of revenue	1,031	997	3.4%
Gross margin %	66.7%	73.6%	-9.4%
Total operating expenses	9,166	8,513	7.7%
Net loss	(7,100)	(5,758)	-23.3%

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

Cost of Revenue

Cost of revenue consists primarily of material and overhead costs related to our products, including reusable kit depreciation, product royalties and medical device taxes. Overhead costs include facilities-related costs, such as rent and utilities.

Research and Development

Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions and the costs of clinical studies, product development projects and technology licensing costs. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and intellectual property. Research and development expenses are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to our direct sales representatives, independent sales agents and independent distributors and costs associated with physician training programs, promotional activities and participation in medical and trade conferences. In future periods, we expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

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

Charges Related to U.S. Government Settlement

Charges related to U.S. government settlement consist of legal fees related to a federal investigation by the U.S. Department of Justice related to their subpoena issued in October 2011. We expect to incur additional expenses until this investigation is settled.

Merger and Integration Expenses

Merger expenses consist primarily of legal, accounting, consulting and other professional fees related to the pending merger with Baxano. Integration expenses consist of costs incurred in planning for the integration of our operations with Baxano. We expect the merger costs to continue through the completion of the merger and the integration costs to continue through the remainder of 2013.

Other Expense

Other expense is primarily composed of interest earned on our cash, cash equivalents and available-for-sale securities and the gain or loss on disposal of fixed assets.

Comparison of the Three Months Ended March 31, 2012 and 2013

Revenue Revenue decreased from $3.8 million in the three months ended March 31, 2012 to $3.1 million in the three months ended March 31, 2013. The $0.7 million decrease in revenue from 2012 to 2013 was due primarily to the lower number of AxiaLIF cases performed by our current surgeon base. Domestically, sales of our AxiaLIF Plus 1-Level products decreased from $1.5 million in the three months ended March 31, 2012 to $1.0 million in the three months ended March 31, 2013, and sales of our AxiaLIF Plus 2-Level products decreased from $1.1 million in the three months ended March 31, 2012 to $0.7 million in the three months ended March 31, 2013. In the three months ended March 31, 2013, average revenue per AxiaLIF case increased, primarily as a result of a price increase effective April 1, 2012, the release of new AxiaLIF products and penetration into existing cases by our other products. In the three months ended March 31, 2012 and 2013, we recorded 222 and 133 domestic AxiaLIF cases, respectively, including 76 AxiaLIF Plus 2-Level cases in the three months ended March 31, 2012, and 48 AxiaLIF Plus 2-Level cases in the three months ended March 31, 2013. Sales of our VEO lateral access and interbody fusion system increased from $0.3 million in the three months ended March 31, 2012 to $0.6 million in the three months ended March 31, 2013. During the three months ended March 31, 2012 and 2013, we generated $0.2 million and $0.1 million, respectively, in revenues from sales of our posterior fixation systems. Sales of our Bi-Ostetic bone void filler remained the same at $0.2 million for both the three months ended March 31, 2012 and 2013. Revenue generated outside the United States increased from $0.3 million in the three months ended March 31, 2012 to $0.5 million in the three months ended March 31, 2013. There were no initial stocking shipments to new distributors outside the United States in the three months ended March 31, 2012 compared to $0.3 million in initial stocking shipments to new distributors in the three months ended March 31, 2013. In the three months ended March 31, 2012, 93% of our revenues were generated in the United States compared to 84% in the three months ended March 31, 2013.

Cost of Revenue Cost of revenue remained the same at $1.0 million for both the three months ended March 31, 2012 and March 31, 2013. Gross margin decreased from 73.6% in the three months ended March 31, 2012 to 66.7% in the three months ended March 31, 2013. The decrease in gross margin was primarily due to a higher percentage of international sales which carry a lower gross margin than domestic sales, increased depreciation expense on reusable kits, primarily due to upgrading reusable kits as we launched our next generation of AxiaLIF and VEO products, increased royalty expenses and the new medical device tax.

Research and Development Research and development expenses remained the same at $1.3 million in both the three months ended March 31, 2012 and March 31, 2013. Personnel-related expenses increased by $0.2 million from the three months ended March 31, 2012 compared to three months ended March 31, 2013 as we increased our headcount in our regulatory and clinical functions, offset by a decrease of $0.2 million in licensing agreements incurred in the three months ended March 31, 2012.

Sales and Marketing Sales and marketing expenses decreased from $5.3 million in the three months ended March 31, 2012 to $4.9 million in the three months ended March 31, 2013. The decrease in expenses from 2012 to 2013 of $0.4 million was primarily due to lower personnel-related costs of $0.3 million and lower promotional costs of $0.3 million, partially offset by an increase in training expenses of $0.2 million to train surgeons on our new products.

General and Administrative General and administrative expenses increased from $1.4 million in the three months ended March 31, 2012 to $1.6 million in the three months ended March 31, 2013. The increase in expenses of $0.2 million was primarily due to an increase in legal fees related to our intellectual property of $0.1 million and an increase in personnel-related expense of $0.1 million.

U.S. Government Settlement Charges. In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. TranS1 and the staff of the Department of Justice tentatively agreed to settle its federal investigation for $6.0 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG. We also incurred legal fees related to the investigation of $0.5 million in the three months ended March 31, 2012 and $0.1 million in the three months ended March 31, 2013.

Merger and Integration Expenses. We have incurred $1.2 million of merger related expenses and $0.1 million of integration expenses for the three months ended March 31, 2013 related to the Merger Agreement with Baxano.

Other Expense Other expense decreased from $30,000 in expense in the three months ended March 31, 2012 to $2,000 in expense in the three months ended March 31, 2013. The decrease of $28,000 was primarily related to a loss on the disposal of fixed assets in the three months ended March 31, 2012 from the disposal of obsolete components of certain reusable instrument kits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of March 31, 2013, we had an accumulated deficit of $145.9 million. We have not yet achieved profitability, and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current levels or higher and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million and the net proceeds of our September 2011 stock offering of $18.2 million have funded our operations since then.

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (Filing No. 333-174255), or the Shelf Registration Statement, with the SEC, which became effective on August 1, 2011 and which we used for our September 2011 stock offering. Depending on our non-affiliated public equity float during the time period prior to consummating a financing transaction, the Shelf Registration Statement allows us to raise up to an additional $29.85 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof. The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

As of March 31, 2013, we did not have any outstanding debt financing arrangements, other than capital lease obligations, we had working capital of $12.2 million and our primary source of liquidity was $14.7 million in cash and cash equivalents. We currently invest our cash and cash equivalents primarily in money market treasury funds.

Cash and cash equivalents decreased from $21.5 million at December 31, 2012 to $14.7 million at March 31, 2013. The decrease of $6.8 million was primarily the result of net cash used in operating activities of $6.5 million and purchases of property and equipment of $0.4 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $6.4 million in the three months ended March 31, 2013. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves. There were no significant changes in working capital requirements in the three months ended March 31, 2013. The three months ended March 31, 2013 included a decrease in accrued legal expenses of $0.4 million related to the U.S. Government settlement.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.5 million in the three months ended March 31, 2013. This amount reflected purchases of property and equipment of $0.4 million, primarily for reusable instrument kits used in the field and up-fitting our new headquarters in Raleigh, North Carolina.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the three months ended March 31, 2013 was $9,000, which represented proceeds from the issuance of shares of common stock upon the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be insufficient to meet our anticipated cash needs through 2013. We intend to spend substantial amounts on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

Under the Shelf Registration Statement, we have the ability to issue debt securities, common stock, preferred stock, or warrants, or any combination thereof. Depending on our non-affiliated public equity float during the time period prior to consummating another financing transaction, the Shelf Registration Statement will allow us to raise up to an additional $29.85 million. The timing and terms of any additional financing transactions, whether pursuant to the Shelf Registration Statement or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, or the OIG, under the authority of the federal healthcare fraud and false claims statutes. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We tentatively agreed with the staff of the Department of Justice to settle its federal investigation for $6.0 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the second quarter of 2013. We admit no wrongdoing as part of the settlement.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of all persons, other than defendants, who purchased TranS1 securities between February 21, 2008 and October 17, 2011.   The complaint alleges violations of the Exchange Act, based upon purported omissions and/or false and misleading statements concerning our financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  We are unable to predict what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

On March 3, 2013, we entered into the Merger Agreement with Merger Sub, Baxano and the Securityholder Representatives. Under the terms of the Merger Agreement, we will acquire Baxano through a merger of Merger Sub with and into Baxano. At the effective time of the Merger, or the Effective Time, Merger Sub will cease to exist and Baxano will continue as the surviving corporation and as a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Merger Agreement, the merger consideration will consist of approximately 10.4 million shares of our common stock. The number of shares comprising the merger consideration will be reduced by a number of shares with a value equal to the following (using for the per share value an average closing price on the NASDAQ Global Market during the 10 days preceding the Effective Time): (1) Baxano’s indebtedness in excess of (a) amounts under promissory notes of Baxano that are convertible into capital stock of Baxano, each a Baxano Note, outstanding at the Effective Time, and (b) up to $3,000,000 of principal as well as interest outstanding under certain long-term indebtedness; (2) $300,000 in cash, which will be used to fund a compensation plan to be adopted by Baxano prior to the closing of the Merger providing for bonuses to Baxano’s employees and certain non-employee directors; and (3) $250,000 in cash, which we have agreed to deposit into an account specified for the purpose of funding the expenses of the Securityholder Representatives under the Merger Agreement.

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

The Merger Agreement grants certain termination rights to us and Baxano. In addition, the Merger Agreement provides that we will be required to pay Baxano a termination fee equal to $2,000,000 and to reimburse Baxano for its expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000, if Baxano or we terminate the Merger Agreement under certain conditions. The Merger Agreement also provides that Baxano will be required to pay us a termination fee equal to $1,000,000 and to reimburse us for our expenses incurred relating to the transactions contemplated by the Merger Agreement, up to a cap of $750,000, if we terminate the Merger Agreement under certain conditions.

Concurrent with entering into the Merger Agreement, we entered into the Securities Purchase Agreement with the Investors, pursuant to which we will sell to the Investors, and the Investors will purchase from us, an aggregate of 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of $17.2 million.

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

The Securities Purchase Agreement contains customary representations and warranties of us and the Investors. Consummation of the Private Placement Transaction is subject to approval by our stockholders of the issuance of shares of our common stock in connection with the Merger Agreement and the Securities Purchase Agreement, the closing of the Merger, and other customary closing conditions set forth in the Securities Purchase Agreement.

Recent Developments

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

The Bridge Notes will be cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours to be repaid or otherwise compensated. All outstanding principal and interest under the Bridge Notes will be due and payable on demand by us any time on or after September 7, 2013 if the Effective Time has not occurred by such date. Additionally, all principal and accrued interest under the Bridge Notes will be due and payable upon the consummation of any sale by Baxano of its equity securities to venture capital, institutional, or private investors, including at least one investor that is not an existing noteholder or stockholder of Baxano, resulting in aggregate cash proceeds to Baxano of at least $15,000,000 (excluding any amount invested by cancellation or conversion of the indebtedness represented by the Baxano Notes).

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our accounting policies since December 31, 2012.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board issued guidance (ASU No. 2013-02) finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first quarter of 2013, we adopted the guidance and determined that there were no amounts reclassified in the period that would require enhanced disclosure.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2011, we received a subpoena issued by the Department of Health and Human Services, Office of Inspector General, under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We tentatively agreed with the staff of the Department of Justice to settle its federal investigation for $6 million, subject to completion and approval of written settlement agreements with the Department of Justice and the OIG, which are expected to be finalized in the second quarter of 2013. We admit no wrongdoing as part of the settlement.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court for the Eastern District of North Carolina, on behalf of all persons , other than defendants, who purchased TranS1 securities between February 21, 2008 and October 17, 2011. The complaint alleges violations of the Exchange Act based upon purported omissions and/or false and misleading statements concerning TranS1’s financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  We are unable to predict what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2012 various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below.

Baxano has incurred losses since inception and expects to continue to incur losses for the foreseeable future. It will need to raise additional capital in order to pursue its business strategy.

Baxano has incurred significant losses since its inception in 2005 and, as of December 31, 2012, had an accumulated deficit of $70.4 million. As a result of Baxano’s operating losses and negative cash flows, the report of its independent registered public accounting firm on the financial statements as of and for the year ended December 31, 2012, included an explanatory paragraph indicating that there is substantial doubt about Baxano’s ability to continue as a going concern. To date, Baxano’s operations have been funded primarily with proceeds from the sale of preferred stock and, most recently, from issuance of convertible promissory notes and term loans. Gross proceeds from preferred stock sales totaled $58.6 million to date, and gross proceeds from Baxano’s March 2012 and October 2012 convertible promissory note issuances were approximately $14.8 million. If the Merger is consummated, we intend to spend substantial sums on sales and marketing initiatives to support the ongoing commercialization of Baxano’s products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of its currently marketed products and future product offerings, and the enhancement and protection of its intellectual property. As a result, we expect to continue to incur operating losses as we support these initiatives. These losses will continue to have an adverse effect on our stockholders’ equity, and the product lines we acquire from Baxano may never achieve or sustain profitability.

At December 31, 2012, Baxano believed that its existing cash and cash equivalents, taken together with cash received from sales of its products, would be sufficient only to meet its cash needs through the first quarter of 2013. On March 25, 2013, our Board of Directors authorized Company management to provide up to $2,500,000 of bridge financing to Baxano for its working capital needs through the effective time of the Merger. To date, Baxano has issued $2,100,000 aggregate principal amount of Bridge Notes to us. If the Merger and Private Placement Transaction are consummated, we will need to obtain additional financing to pursue our combined business strategy, to respond to new competitive pressures, or to take advantage of opportunities that may arise. Any additional financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts for Baxano’s product lines.

Item 6.	Exhibits

The exhibits filed with this report are listed in the “Exhibit Index” immediately following the signature page to this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TranS1 Inc.

Date:	May 15, 2013	By: /s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date:	May 15, 2013	By: /s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer

TranS1 Inc.

Exhibit Index

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, among TranS1 Inc., RacerX Acquisition Corp., Baxano, Inc., and Sumeet Jain and David Schulte as Securityholder Representatives, dated March 3, 2013 (incorporated by reference to Exhibit 2.1 to TranS1’s Current Report on Form 8-K filed with the SEC on March 5, 2013).

2.2	List of Schedules Omitted from Agreement and Plan of Merger included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to TranS1’s Current Report on Form 8-K filed with the SEC on March 5, 2013).

10.1	Form of Securities Purchase Agreement, between TranS1 Inc. and the investors identified on the signature pages thereto, dated March 3, 2013 (incorporated by reference to Exhibit 10.1 to TranS1’s Current Report on Form 8-K filed with the SEC on March 5, 2013).

10.2	Summary of 2013 Incentive Bonus Plan.

10.3	Amended and Restated Employee Stock Purchase Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

