Form 10-Q
period 2013-06-30
BAXANO SURGICAL, INC.
filed 2013-08-14
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-33744

BAXANO SURGICAL, INC.

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2013 was 45,197,632 shares.

BAXANO SURGICAL, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Baxano Surgical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$3,877	$3,460	$6,977	$7,243
Cost of revenue	1,295	912	2,327	1,909
Gross profit	2,582	2,548	4,650	5,334

Operating expenses:
Research and development	1,509	1,244	2,794	2,577
Sales and marketing	6,032	5,371	10,959	10,670
General and administrative	1,860	1,504	3,411	2,922
Merger and integration expenses	1,583	-	2,895	-
Charges related to U.S. Government settlement	69	720	160	1,184
Total operating expenses	11,053	8,839	20,219	17,353
Operating loss	(8,471)	(6,291)	(15,569)	(12,019)
Other expense, net	(60)	(2)	(62)	(32)
Net loss	$(8,531)	$(6,293)	$(15,631)	$(12,051)

Other comprehensive loss:
Foreign currency translation adjustments	1	-	-	-
Comprehensive loss	$(8,530)	$(6,293)	$(15,631)	$(12,051)
Net loss per common share – basic and diluted	$(0.26)	$(0.23)	$(0.51)	$(0.44)

Weighted average common shares outstanding - basic and diluted	33,408	27,255	30,379	27,250

The accompanying notes are an integral part of these financial statements.

Baxano Surgical, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19,602	$21,541
Restricted cash	138	-
Accounts receivable, net	4,290	3,206
Inventory	6,872	5,017
Prepaid expenses and other assets	834	330
Total current assets	31,736	30,094
Property and equipment, net	2,879	2,166
Goodwill	16,036	-
Intangible assets, net	8,219	-
Other long-term assets	158	-
Total assets	$59,028	$32,260

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$526	$-
Accounts payable	2,475	2,603
Accrued expenses related to U.S. Government settlement	2,702	6,792
Accrued expenses	3,048	1,648
Total current liabilities	8,751	11,043
Long-term debt	2,234	-
Noncurrent liabilities	3,553	78
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 45,197,632 and 27,313,997 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4	3
Additional paid-in capital	198,910	159,929
Accumulated other comprehensive income	14	14
Accumulated deficit	(154,438)	(138,807)
Total stockholders' equity	44,490	21,139
Total liabilities and stockholders' equity	$59,028	$32,260

The accompanying notes are an integral part of these financial statements.

Baxano Surgical, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,631)	$(12,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	817	474
Stock-based compensation	620	760
Allowance for excess and obsolete inventory	29	59
Provision (reversal of provision) for bad debts	32	(37)
Loss on disposal of fixed assets	-	30
Changes in operating assets and liabilities:
Decrease in accounts receivable	451	506
(Increase) decrease in inventory	62	(677)
(Increase) decrease in prepaid expenses	(270)	149
Decrease in accounts payable	(1,616)	(187)
Increase (decrease) in accrued expenses related to U.S. Government settlement	(627)	437
Increase in accrued expenses	470	482
Net cash used in operating activities	(15,663)	(10,055)

Cash flows from investing activities:
Purchases of property and equipment	(612)	(1,357)
Acquisition, net of cash received	(2,685)	-
Sales and maturities of investments	-	6,027
Restricted cash classification change	(62)	-
Net cash provided by (used in) investing activities	(3,359)	4,670

Cash flows from financing activities:
Net proceeds from issuance of common stock	17,074	61
Proceeds from exercise of stock options	10	7
Net cash provided by financing activities	17,084	68
Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net decrease in cash and cash equivalents	(1,939)	(5,317)
Cash and cash equivalents, beginning of period	21,541	38,724
Cash and cash equivalents, end of period	$19,602	$33,407

The accompanying notes are an integral part of these financial statements.

Baxano Surgical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Baxano Surgical, Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and, effective March 1, 2013, is headquartered in Raleigh, North Carolina. The Company is a medical device company focused on marketing, designing and developing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEOTM lateral access and interbody fusion system and the iO-Flex® system, a proprietary set of flexible instruments used by surgeons during spinal decompression procedures. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets other products that complement these primary offerings, including pedicle screws, facet screws, bowel retractors, discectomy tools, bone void filler and a bone graft harvesting system that can be used to extract bone graft.

The AxiaLIF Legacy product was commercially released in January 2005. The AxiaLIF 2L™ product was commercially released in Europe in the fourth quarter of 2006 and in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after the Company launched its AxiaLIF Plus 2-Level™ product in July 2010. The Company commercially launched the Vectre™ facet screw system in April 2010. In the first quarter of 2010, the Company completed product and regulatory training and began marketing Bi-Ostetic™ bone void filler, a biologics product for specific indications outside the interbody space of the spine. The Company commercially launched its AxiaLIF Plus 1-Level product in September 2011, which received FDA 510(k) clearance in March 2011. In 2010, the Company received 510(k) clearance for the VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 the Company received a CE mark for the VEO lateral access and interbody fusion system and began commercialization in the European market. The iO-Flex System was commercialized in the United States in 2009 for decompression applications and received a CE Mark in February 2012. The Company also markets the iO-Tome™ instrument to rapidly and precisely remove facet joints, which is commonly performed in spinal fusion procedures, which received FDA clearance in July 2012 and is currently in a limited market release. The Company sells its products through a direct sales force, independent sales agents and international distributors.

On May 31, 2013, the Company changed its name from TranS1, Inc. to Baxano Surgical, Inc. and completed the acquisition of Baxano, Inc. (“Baxano”), a medical device company headquartered in San Jose, California. See Note 12 for a description of the Company’s merger (the “Merger”) with Baxano and the related transactions.

The Company has 77 U.S. issued patents, 41 pending patent applications or provisional patent applications in the United States, nine issued European patents with numerous national validations, 10 issued Japanese patents with another one allowed, five issued Australian patents, one Canadian patent and 17 pending foreign patent application families as counterparts of U.S. cases. The issued and pending patents cover, among other things, (i) the Company’s method for performing trans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and minimally invasive trans-sacral introduction of instrumentation or implants; (ii) apparatus for conducting these procedures including access, disc preparation and implantation; (iii) implants for fusion and motion preservation in the spine, (iv) a lateral access and interbody fusion system; (v) posterior fixation systems; and, (vi) instrumentation individually and in kit form for accessing target spinal tissue, confirming the location of neural tissue, and modifying target tissue to achieve decompression.

The Company owns trademark registrations for 21 distinct marks in the United States, 14 trademark registrations in the European Union, 2 registered trademarks in Canada and 2 registered trademarks in China. The Company also owns 6 pending trademark applications in the United States and 2 pending trademark applications in China.

On May 31, 2013, the Company, through its wholly-owned subsidiary Racer X Acquisition Corp. (“Merger Sub”), consummated the Merger with Baxano pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company. Immediately following the closing of the Merger on May 31, 2013, the Company changed its name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

Concurrent with the closing of the Merger on May 31, 2013, the Company completed a private placement of 7,522,009 shares of its common stock at an offering price of $2.28 per share. The offering resulted in aggregate proceeds to the Company of approximately $17.2 million and has been included in stockholders' equity as common stock and additional paid-in capital. At June 30, 2013 and December 31, 2012, there were 45,197,632 and 27,313,997 shares of common stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding. See Note 12 for further information regarding the Merger and private placement.

The Company is subject to a number of risks similar to other similarly-sized companies in the medical device industry. These risks include, without limitation, acceptance and continued use of the Company’s products by surgeons, limited clinical data about the efficacy of these products, uncertainty of reimbursement from third-party payors, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, our ability to raise additional capital, our ability to comply with our settlement agreement and Corporate Integrity Agreement (the “CIA”) with certain entities of the U.S. government, stockholder class action lawsuits, the reliance on a limited number of suppliers to provide these products and their components, changes in economic conditions, the ability to effectively manage a sales force to meet the Company’s objectives and the ability to conduct successful clinical studies.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our accounting policies since December 31, 2012, however the Company has adopted the following new accounting policies related to the Merger.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over periods ranging from 10 to 17 years. Similar to tangible personal property, plant and equipment, the Company periodically evaluates identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable.

Indefinite-lived intangible assets, such as goodwill and certain trademarks, are not amortized. The Company tests the carrying amounts of these assets for recoverability on an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test.

Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs to interest expense over the term of the related debt agreement using the effective yield amortization method. Unamortized debt issuance costs will be charged to operations when indebtedness under the related credit facility is repaid prior to maturity.

Business Acquisitions

Business acquisitions are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, “Fair Value Measurements,” as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price, which may be different than the amount of consideration assumed in the pro forma financial statements. Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) and certain acquisition-related restructuring charges impacting the target company are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires the Company to make estimates and assumptions related to the estimated fair values of net assets acquired. Significant judgments are used during this process, particularly with respect to intangible assets. Generally, intangible assets are amortized over their estimated useful lives. Goodwill and other indefinite-lived intangibles are not amortized, but are annually assessed for impairment. Therefore, the purchase price allocation to intangible assets and goodwill has a significant impact on future operating results.

Reclassification

Certain balances in the prior year’s consolidated financial statements have been reclassified to conform to the June 30, 2013 presentation. These changes consisted of a reclassification on the consolidated statements of operations from general and administrative expense to a separate line item entitled charges related to U.S. Government settlement and a reclassification on the consolidated statements of cash flows from changes in accounts payable and accrued expenses to a separate line item entitled increase (decrease) in accrued expenses related to U.S. Government settlement.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted average stock options outstanding	4,093,296	3,371,301	3,702,905	3,185,326

5.	Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Cash equivalents are carried at fair market value. At June 30, 2013, the Company had $138,000 of restricted cash; $63,000 is currently deposited in a bank account in Germany, but not readily accessible and $75,000 is in a certificate of deposit securing a line of credit. Related unrealized gains and losses were not material as of June 30, 2013 and December 31, 2012. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income.

At June 30, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents. ASC 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Cash and available for sale securities classified as Level 1 assets were:

	June 30,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$18,721	$21,116
Total cash and available for sale securities	$18,721	$21,116

The Company had no Level 2 or Level 3 assets or liabilities at June 30, 2013 or December 31, 2012.

6.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	June 30,	December 31,
	2013	2012
	(In thousands)
Gross accounts receivable	$4,535	$3,419
Allowance for uncollectible accounts	(245)	(213)
Total accounts receivable, net	$4,290	$3,206

7.	Inventories

The following table presents the components of inventories:

	June 30,	December 31,
	2013	2012
	(In thousands)
Finished goods	$4,351	$3,048
Raw materials	1,871	1,629
Work-in-process	650	340
Total inventories	$6,872	$5,017

8.	Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	June 30,	December 31,
	2013	2012
	(In thousands)
Goodwill	$16,036	$-
Intangible assets:
Trademarks	1,265	-
Technology	6,598	-
Customer relationships	400	-
Amortization of intangible assets	(44)	-
Total intangible assets	$8,219	$-

9.	Accrued Expenses

The following table presents the components of accrued expenses:

	June 30,	December 31,
	2013	2012
	(In thousands)
Vacation	$662	$160
Commissions	581	333
Severance	531	5
Bonus	478	630
Legal and professional fees	263	129
Other	533	391
Total accrued expenses	$3,048	$1,648

10.	Debt

In connection with the Merger, the Company assumed and became the borrower under Baxano’s outstanding credit facility pursuant to the terms of the First Amendment to Loan and Security Agreement, dated as of May 31, 2013 (the “First Amendment to Loan Agreement”), among the Company, Oxford Finance LLC, as collateral agent (the “Collateral Agent”), and Oxford Finance Funding I, LLC and Silicon Valley Bank, as lenders (the “Lenders”). The First Amendment to Loan Agreement amends the Loan and Security Agreement, dated as of March 15, 2012, among the Collateral Agent, the lenders party thereto, and Baxano (as so amended, the “Amended Loan Agreement”). The Amended Loan Agreement evidences a term loan, which will mature on May 1, 2016 (the “Term Loan”). The following table presents the components of long-term debt (in thousands):

June 30,
2013
(in thousands)
Term Loan	$2,815
Balloon payment on Term Loan	210
Debt discount	(265)
Total long-term debt	2,760
Less: Current portion of long-term debt	526
Total long-term debt, net of current portion	$2,234

The Term Loan bears interest at a fixed rate equal to 6.72% and the Company is required to make monthly interest-only payments through November 2013.

Commencing December 2013, the Amended Loan Agreement provides for the amortization of principal (in the form of level monthly payments of principal and interest). The Term Loan will be required to be prepaid if the Term Loan is accelerated following an event of default. In addition, the Company is permitted to prepay the Term Loan in full at any time upon 15 days’ written notice to the Lenders. Upon the earliest to occur of the maturity date, acceleration of the Term Loan, or prepayment of the Term Loan, the Company is required to make a final payment equal to the original principal amount of the Term Loan multiplied by 7.00% (the “Final Payment Fee”). Any prepayment, whether mandatory or voluntary, must include the Final Payment Fee, the prepayment fee (equal to 2% of the principal amount prepaid if prepayment is made on or before May 31, 2015, or 1% of the principal amount prepaid if payment is made thereafter), interest at the default rate (which is the rate otherwise applicable plus 5%) with respect to any amounts past due, the Collateral Agent’s and the Lenders’ expenses, and all other obligations that are due and payable to the Collateral Agent and the Lenders.

The Amended Loan Agreement is secured by a security interest in substantially all assets of the Company and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; pay, redeem, or amend subordinated debt; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; be party to material litigation; fail to appoint a chief executive officer or chief financial officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to the Company’s existing business. In addition, the Company is required to raise at least $10,000,000 in net cash proceeds from the sale of its equity securities before December 31, 2013.

11.	Legal Proceedings

In October 2011, the Company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General (“OIG”) under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. The Company has cooperated with the government’s request. On December 24, 2012 the Company reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. The Company and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments beginning in July 2013. The Company also signed a CIA with the OIG in June 2013 and is in the process of implementing the requirements of the CIA.

The following table presents the components of the U.S. Government settlement liability:

	June 30,	Dec 31,
	2013	2012
	(in thousands)
U.S. Government settlement	$6,000	$6,000
Less current portion	(2,537)	-
Long-term liability	$3,463	$6,000

In the three months ended June 30, 2013 and 2012, the Company expensed legal fees of $69,000 and $0.7 million, respectively, related to this investigation. In the fourth quarter of 2012, the Company expensed the $6.0 million related to the tentative settlement. The Company had accrued $6.2 million at June 30, 2013 and $6.8 million at December 31, 2012 for the settlement and related legal fees.

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

12.	Closing of Merger and Financing Transaction

On May 31, 2013, the Company consummated the Merger with Baxano pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company. Immediately following the closing of the Merger on May 31, 2013, the Company changed its name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

During April and May 2013, Baxano issued promissory notes (the “Bridge Notes”) to the Company in the aggregate principal amount of $2.3 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 6% per annum. The Bridge Notes were not secured by any collateral; were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, Silicon Valley Bank and Baxano; and were senior in right of payment to the promissory notes of Baxano that were convertible into capital stock of Baxano (each a “Baxano Note”). The Bridge Notes were cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours repaid or otherwise compensated.

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company issued an aggregate of 10,329,035 shares of the Company’s common stock as merger consideration. In connection with the closing of the Merger, 796,772 shares of the Company’s common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to the Company based on excess indebtedness or unpaid transaction expenses of Baxano, or to the extent Baxano’s actual working capital at March 31, 2013 is less than target working capital of $2,121,000. Once the amount of any post-closing adjustment is determined and paid, remaining escrow shares, if any, in excess of 5% of the merger consideration will be distributed to the Baxano securityholders. The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by the Company.

Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, the Company issued and sold to certain investors 7,522,009 shares of the Company’s common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of approximately $17.2 million.

At the closing of the Merger, each outstanding share of capital stock of Baxano was cancelled and extinguished and converted into the right to receive a portion of the merger consideration in accordance with the Merger Agreement. The Baxano Notes were terminated at closing of the Merger, and the holders of such Baxano Notes are entitled to receive merger consideration in accordance with the Merger Agreement. Because the merger consideration is being allocated first to holders of Baxano Notes and then to Baxano stockholders in accordance with Baxano’s certificate of incorporation , only holders of Baxano Notes and Baxano Series C Preferred Stock received merger consideration. All stock option plans or other stock or equity-related plans of Baxano, all employee stock purchase plans, each outstanding option to purchase common stock of Baxano, whether vested or unvested, and each warrant to acquire capital stock of Baxano were terminated prior to the closing of the Merger.

The following table summarizes the purchase price (in thousands):

Value of common shares issued	$21,278
Cash paid at closing	250
Pre-acquisition amounts due from Baxano, net	2,509
$24,037

The purchase price was allocated to the net assets acquired utilizing the methodology prescribed in ASC 805. The Company recorded goodwill of $16.0 million after recording net assets acquired at fair value as presented in the following table.

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Cash and cash equivalents	$279
Accounts receivable	1,567
Inventory	1,946
Other current assets	234
Property and equipment	866
Other long-term asset	91
Intangible assets	8,263
Goodwill	16,036
Total assets acquired	29,282
Accounts payable and other liabilities	(2,430)
Term debt assumed	(2,815)
Total purchase price	$24,037

The Company allocated $8.3 million of the purchase price to identifiable intangible assets that met the separability and contractual legal criterion of ASC 805. The following summarizes the intangible assets that were acquired and the period over which the Company will recognize amortization cost using the straight-line method (in thousands):

		Amortization
		Period
	Amount	(Years)
Trademark	$420	Indefinite
Product Trademarks	845	15-17
Technology	6,598	15-17
Customer Relationships	400	10
	$8,263

The results of operations of Baxano have been included in our consolidated financial statements from the date of the acquisition. The following pro forma results of operations assume the acquisition of Baxano as of the beginning of 2012. The pro forma results for the six months ended June 30, 2013 presented below reflect our historical data and the historical data of the Baxano business adjusted for amortization of intangibles, interest costs associated with Baxano preferred stock and convertible debt, and elimination of intercompany G&A expenses. The pro forma results of operations presented below may not be indicative of the results the Company would have achieved had the Company completed the acquisition on January 1, 2013, or that the Company may achieve in the future.

			Historical
	Baxano Surgical	Baxano	Results of Baxano Surgical	Pro Forma Adjustments	Pro Forma Results
	(in thousands)
Revenue	$6,977	$4,725	$11,702	$-	$11,702
Cost of revenue	2,327	1,662	3,989	25	4,014
Gross profit	4,650	3,063	7,713	(25)	7,688
Operating expenses:
Research and development	2,794	1,318	4,112	4	4,116
Sales and marketing	10,959	5,437	16,396	4	16,400
General and administrative	3,411	939	4,350	227	4,577
Merger and integration expenses	2,895	3,054	5,949	-	5,949
Charges related to U.S. Government settlement	160	-	160	-	160
Operating expenses	(20,219)	(10,748)	(30,967)	(235)	(31,202)
Operating loss	(15,569)	(7,685)	(23,254)	(260)	(23,514)
Other expense, net	(62)	(702)	(764)	548	(216)
Net loss	$(15,631)	$(8,387)	$(24,018)	$288	$(23,730)

Historical Baxano Surgical loss per common share - basic and diluted	$(0.51)

Pro forma loss per common share - basic and diluted:
Pro forma loss	$(23,730)
Pro forma weighted average common shares	45,173
Pro forma loss per common share	$(0.53)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings we make with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of The NASDAQ Stock Market LLC. References in this report to “Baxano Surgical”, “we”, “our”, “us”, or the “Company” refer to Baxano Surgical, Inc.

Overview

We are a medical device company focused on marketing, designing and developing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers. We currently market the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEOTM lateral access and interbody fusion system and the iO-Flex® system, a proprietary set of flexible instruments used by surgeons during spinal decompression procedures. Our AxiaLIF products use our pre-sacral approach, through which a surgeon can access discs in the lumbar region of the spine through an incision adjacent to the tailbone and perform an interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. Our VEO lateral access and interbody fusion system provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which we believe has allowed us to increase our market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to have improved visibility of the psoas and the nerves running through this muscle that, when used in conjunction with neuromonitoring, can potentially reduce complications. We also market other products that complement these primary offerings, including pedicle screws, facet screws, bowel retractors, discectomy tools, bone void filler and a bone graft harvesting system that can be used to extract bone graft. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

On May 31, 2013, we changed our name from TranS1 Inc. to Baxano Surgical, Inc. and completed the acquisition of Baxano, Inc. (“Baxano”), a medical device company headquartered in San Jose, California.

From our incorporation in 2000 through 2004, we devoted substantially all of our resources to research and development and start-up activities, consisting primarily of product design and development, clinical trials, manufacturing, recruiting qualified personnel and raising capital. We received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, for our AxiaLIF Legacy product in the fourth quarter of 2004, and commercially introduced our AxiaLIF Legacy product in the United States in the first quarter of 2005. We received a CE mark to market our AxiaLIF Legacy product in the European market in the first quarter of 2005 and began commercialization in the first quarter of 2006. We received a CE mark for our AxiaLIF 2L product in the third quarter of 2006 and began commercialization in the European market in the fourth quarter of 2006. We received FDA 510(k) clearance for our AxiaLIF 2L product and began marketing this product in the United States in the second quarter of 2008. The AxiaLIF 2L product was discontinued in 2010 after we launched our AxiaLIF Plus 2-Level™ product in July 2010, for which we had received FDA 510(k) clearance in January 2010. We commercially launched the Vectre™ facet screw system in April 2010. In the first quarter of 2010, we completed product and regulatory training and began marketing Bi-Ostetic™ bone void filler, a biologics product for specific indications outside the interbody space of the spine. We commercially launched our AxiaLIF Plus 1-Level product in September 2011, for which we had received FDA 510(k) clearance in March 2011. In 2010, we received 510(k) clearance for our VEO lateral access and interbody fusion system, which was commercially launched in November 2011, and in July 2012 we received a CE mark for our VEO lateral access and interbody fusion system and began commercialization in the European market. The iO-Flex System was commercialized in the United States in 2009 for decompression applications and received a CE Mark in February 2012. The iO-Tome product received FDA clearance in July 2012 and is currently in a limited market release. We currently sell our products through a direct sales force, independent sales agents and international distributors.

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

We rely on third parties to manufacture virtually all of our AxiaLIF, VEO, Vectre and Bi-Ostetic products and their components. The majority of our iO-Flex and iO-Tome product manufacturing, including subassemblies, final assemblies, packaging, and product release, is performed at our San Jose facility. Our outsourcing partners are manufacturers that meet FDA, International Organization for Standardization or other internal quality standards, where applicable.

On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp., or the Merger Sub, consummated our acquisition of Baxano pursuant to an Agreement and Plan of Merger, or the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company, or the Merger. Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of our common stock as merger consideration. In connection with the closing of the Merger, 796,772 shares of our common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to us based on excess indebtedness or unpaid transaction expenses of Baxano, or to the extent Baxano’s actual working capital at March 31, 2013 is less than target working capital of $2,121,000. Once the amount of any post-closing adjustment is determined and paid, remaining escrow shares, if any, in excess of 5% of the merger consideration will be distributed to the Baxano securityholders. The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by us.

Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, or the Securities Purchase Agreement, we issued and sold to certain investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of approximately $17.2 million.

As of June 30, 2013, we have incurred $2.1 million of merger related expenses and $0.8 million of integration expenses.

Since inception, we have been unprofitable. As of June 30, 2013 we had an accumulated deficit of $154.4 million.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Results of Operations

Our results of operations include the acquired Baxano operations from the Merger date, May 31, 2013, forward.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% change	2013	2012	% change
	(in thousands, except gross margin percentage)
Revenue	$3,877	$3,460	12.1%	$6,977	$7,243	-3.7%
Cost of revenue	1,295	912	42.0%	2,327	1,909	21.9%
Gross margin %	66.6%	73.6%	-9.5%	66.6%	73.6%	-9.5%
Total operating expenses	11,053	8,839	25.0%	20,219	17,353	16.5%
Net loss	(8,531)	(6,293)	-35.6%	(15,631)	(12,051)	-29.7%

Revenue

Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to distributors or hospitals. These transactions require the customer to send in a purchase order before shipment will be made and the customer only has the right of return for defective products. We primarily recognize revenue upon the shipment of the product to distributors outside the United States, when risk of loss and title has transferred to the distributor, provided we have no material performance obligations. We expect that a substantial portion of our revenues will continue to be generated in the United States in future periods.

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

Charges Related to U.S. Government Settlement

Charges related to U.S. Government settlement consist of settlement costs and legal fees related to the subpoena issued by the Department of Health and Human Services, Office of Inspector General, or the OIG, in October 2011 and the June 2013 settlement with the U.S. Department of Justice.

Merger and Integration Expenses

Merger expenses consist primarily of legal, accounting, consulting and other professional fees related to the Merger. Integration expenses consist of costs incurred in planning for and integrating our operations with Baxano.

Other Expense

Other expense is primarily composed of interest expense on the long-term debt and U.S. Government settlement, interest earned on our cash and cash equivalents and the gain or loss on disposal of fixed assets.

Comparison of the Three Months Ended June 30, 2012 and 2013

Revenue Revenue increased from $3.5 million in the three months ended June 30, 2012 to $3.9 million in the three months ended June 30, 2013.

Revenue by product line was:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Domestic revenue:
AxiaLIF	$1,733	$2,254
iO-Flex	798	-
VEO	664	447
Other	492	515
Total	3,687	3,216
International revenue	190	244
Total Revenue	$3,877	$3,460

Note: iO-Flex revenue is included from the Merger date, May 31, 2013.

The $0.4 million increase in revenue from 2012 to 2013 was primarily due to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, offset by a lower number of AxiaLIF cases performed by our current surgeon base. Domestically, sales of our AxiaLIF Plus 1-Level products decreased from $1.5 million in the three months ended June 30, 2012 to $1.3 million in the three months ended June 30, 2013, and sales of our AxiaLIF Plus 2-Level products decreased from $0.8 million in the three months ended June 30, 2012 to $0.4 million in the three months ended June 30, 2013. In the three months ended June 30, 2013, average revenue per AxiaLIF case increased, primarily as a result penetration into existing cases by our other products. In the three months ended June 30, 2012 and 2013, we recorded 193 and 153 domestic AxiaLIF cases, respectively, including 52 AxiaLIF Plus 2-Level cases in the three months ended June 30, 2012, and 31 AxiaLIF Plus 2-Level cases in the three months ended June 30, 2013. Sales of our iO-Flex products for the quarter were $0.8 million, which represented 204 cases. Sales of our VEO lateral access and interbody fusion system increased from $0.4 million in the three months ended June 30, 2012 to $0.7 million in the three months ended June 30, 2013, as the number of cases increased from 32 in the three months ended June 30, 2012, to 65 in the three months ended June 30, 2013. During both the three months ended June 30, 2012 and 2013, we generated $0.2 million in revenues from sales of our posterior fixation systems. Sales of our Bi-Ostetic bone void filler decreased from $0.2 million for the three months ended June 30, 2012 to $0.1 million in the three months ended June 30, 2013. Revenue generated outside the United States was $0.2 million in both the three months ended June 30, 2012 and 2013. There were $25,000 in initial stocking shipments to new distributors outside the United States in the three months ended June 30, 2012, but there were no initial stocking shipments to new distributors in the three months ended June 30, 2013. In the three months ended June 30, 2012, 93% of our revenues were generated in the United States compared to 95% in the three months ended June 30, 2013.

Cost of Revenue Cost of revenue increased from $0.9 million for the three months ended June 30, 2012 to $1.3 million for the three months ended June 30, 2013. Gross margin decreased from 73.6% in the three months ended June 30, 2012 to 66.6% in the three months ended June 30, 2013. The decrease in gross margin was primarily due to increased depreciation expense on reusable kits, primarily due to upgrading reusable kits as we launched our next generation of AxiaLIF and VEO products, increased royalty expenses and the medical device tax that became effective on January 1, 2013.

Research and Development Research and development expenses increased from $1.2 million in the three months ended June 30, 2012 to $1.5 million in the three months ended June 30, 2013. Personnel-related expenses increased by $0.2 million from the three months ended June 30, 2012 compared to three months ended June 30, 2013 as we increased the headcount in our regulatory and clinical functions, including an increase in headcount related to the Merger. In addition, R&D project spending increased by $0.2 million, partially offset by a decrease of $0.1 million clinical trial spending in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Sales and Marketing Sales and marketing expenses increased from $5.4 million in the three months ended June 30, 2012 to $6.0 million in the three months ended June 30, 2013. The increase in expenses from 2012 to 2013 of $0.6 million was primarily due to higher personnel-related costs of $0.3 million as we increased our direct sales personnel, including headcount related to the Merger, higher commissions of $0.5 million related to the increased revenue, as well as integrating the commission plans, partially offset by a decrease in consulting expenses of $0.3 million as we reduced our external reimbursement consultants and moved more of the efforts in-house.

General and Administrative General and administrative expenses increased from $1.5 million in the three months ended June 30, 2012 to $1.9 million in the three months ended June 30, 2013. The increase in expenses of $0.3 million was primarily due to an increase in personnel-related expense of $0.2 million, including headcount increases related to the Merger, increased insurance expenses related to the changes in the business and higher recruiting expenses.

U.S. Government Settlement Charges In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. Baxano Surgical and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments beginning in July 2013. We also incurred legal fees related to the investigation of $0.5 million in the three months ended June 30, 2012 and $0.1 million in the three months ended June 30, 2013.

Merger and Integration Expenses We have incurred $1.6 million of merger and integration related expenses for the three months ended June 30, 2013 related to the Merger with Baxano. These expenses consist primarily of legal expenses related to the Merger and employee severance and retention costs as we integrate the businesses.

Other Expense, net Other expense increased from $2,000 in the three months ended June 30, 2012 to $60,000 in the three months ended June 30, 2013. The increase of $58,000 was primarily related to interest on the term debt assumed in the Merger, including amortization of the debt discount, and interest on the U.S. Government settlement.

Comparison of the Six Months Ended June 30, 2012 and 2013

Revenue Revenue decreased from $7.2 million in the six months ended June 30, 2012 to $7.0 million in the six months ended June 30, 2013.

Revenue by product line was:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Domestic revenue:
AxiaLIF Plus 1-Level	$3,383	$4,902
iO-Flex	798	-
VEO	1,239	749
Other	861	1,067
Total	6,281	6,718
International revenue	696	525
Total Revenue	$6,977	$7,243

Note: iO-Flex revenue is included from the Merger date, May 31, 2013.

The $0.2 million decrease in revenue from 2012 to 2013 was due primarily to the lower number of AxiaLIF cases performed by our current surgeon base, partially offset by the addition of the iO-Flex family of products to our portfolio as of May 31, 2013. Domestically, sales of our AxiaLIF Plus 1-Level products decreased from $3.0 million in the six months ended June 30, 2012 to $2.2 million in the six months ended June 30, 2013, and sales of our AxiaLIF Plus 2-Level products decreased from $1.9 million in the six months ended June 30, 2012 to $1.1 million in the six months ended June 30, 2013. In the six months ended June 30, 2013, average revenue per AxiaLIF case increased, primarily as a result of the release of new AxiaLIF products and penetration into existing cases by our other products. In the six months ended June 30, 2012 and 2013, we recorded 415 and 286 domestic AxiaLIF cases, respectively, including 128 AxiaLIF Plus 2-Level cases in the six months ended June 30, 2012, and 79 AxiaLIF Plus 2-Level cases in the six months ended June 30, 2013. Sales of our VEO lateral access and interbody fusion system increased from $0.7 million in the six months ended June 30, 2012 to $1.2 million in the six months ended June 30, 2013, as the number of cases increased from 61 in the six months ended June 30, 2012, to 113 in the six months ended June 30, 2013. Sales of our iO-Flex products for the six months ended June 30, 2013 were $0.8 million, which represented 204 cases. During the six months ended June 30, 2012 and 2013, we generated $0.4 million and $0.3 million, respectively, in revenues from sales of our posterior fixation systems. Sales of our Bi-Ostetic bone void filler decreased from $0.4 million for the six months ended June 30, 2012 to $0.3 million for the six months ended June 30, 2013. Revenue generated outside the United States increased from $0.5 million in the six months ended June 30, 2012 to $0.7 million in the six months ended June 30, 2013. There was $25,000 in initial stocking shipments to new distributors outside the United States in the six months ended June 30, 2012 compared to $0.3 million in initial stocking shipments to new distributors in the six months ended June 30, 2013. In the six months ended June 30, 2012, 93% of our revenues were generated in the United States compared to 90% in the six months ended June 30, 2013.

Cost of Revenue Cost of revenue increased from $1.9 million for the six months ended June 30, 2012 to $2.3 million for the six months ended June 30, 2013. Gross margin decreased from 73.6% in the six months ended June 30, 2012 to 66.6% in the six months ended June 30, 2013. The decrease in gross margin was primarily due to a higher percentage of international sales which carry a lower gross margin than domestic sales, increased depreciation expense on reusable kits, primarily due to upgrading reusable kits as we launched our next generation of AxiaLIF and VEO products, increased royalty expenses and the medical device tax that became effective on January 1, 2013.

Research and Development Research and development expenses increased from $2.6 million in the six months ended June 30, 2012 to $2.8 million in the six months ended June 30, 2013. Personnel-related expenses increased by $0.4 million from the six months ended June 30, 2012 compared to six months ended June 30, 2013 as we increased our headcount in our regulatory and clinical functions, including an increase in headcount related to the Merger, and R&D project spending increased by $0.2 million, partially offset by a decrease of $0.2 million clinical trial spending in the six months ended June 30, 2013, and a decrease of $0.2 million in licensing agreements incurred in the six months ended June 30, 2012.

Sales and Marketing Sales and marketing expenses increased from $10.7 million in the six months ended June 30, 2012 to $11.0 million in the six months ended June 30, 2013. The increase in expenses from 2012 to 2013 of $0.3 million was primarily due to higher commissions of $0.5 million related to integrating the commission plans, as well as increased training expense of $0.3 million as we educate our combined sales team on all products in our portfolio, partially offset by a decrease in consulting expenses of $0.4 million as we reduced our external reimbursement consultants and moved more of the efforts in-house.

General and Administrative General and administrative expenses increased from $2.9 million in the six months ended June 30, 2012 to $3.4 million in the six months ended June 30, 2013. The increase in expenses of $0.5 million was primarily due to an increase in personnel-related expense of $0.2 million, including headcount increases related to the Merger, increased insurance expenses related to the changes in the business and higher recruiting expenses.

U.S. Government Settlement Charges In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. Baxano Surgical and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments beginning in July 2013. We also incurred legal fees related to the investigation of $0.7 million in the six months ended June 30, 2012 and $0.2 million in the six months ended June 30, 2013.

Merger and Integration Expenses We have incurred $2.9 million of merger and integration related expenses for the six months ended June 30, 2013 related to the Merger with Baxano. These expenses consist primarily of legal expenses related to the Merger and employee severance and retention costs as we integrate the businesses.

Other Expense, net Other expense increased from $32,000 in expense in the six months ended June 30, 2012 to $62,000 in expense in the six months ended June 30, 2013. The expense in 2012 was primarily related to a loss on the disposal of fixed assets in the six months ended June 30, 2012 from the disposal of obsolete components of certain reusable instrument kits and the expense in 2013 was primarily related to interest on the term debt assumed in the Merger, including amortization of the debt discount, and interest on the U.S. Government settlement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception in 2000, we have incurred significant losses and, as of June 30, 2013, we had an accumulated deficit of $154.4 million. We have not yet achieved profitability, and we cannot assure investors that we will achieve profitability with our existing capital resources. Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability. Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million, the net proceeds of our September 2011 stock offering of $18.2 million and the net proceeds of $17.1 million from our May 2013 private placement transaction have funded our operations since then.

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

As of June 30, 2013, our liabilities included an outstanding debt financing arrangement in the amount of $2.8 million, payable monthly over 36 months, and a payable of $6.0 million related to our settlement agreement with the U.S. Government, payable quarterly over three years. We have working capital of $23.0 million at June 30, 2013 and our primary source of liquidity was $19.6 million in cash and cash equivalents. We currently invest our cash and cash equivalents primarily in money market treasury funds.

Cash and cash equivalents decreased from $21.5 million at December 31, 2012 to $19.6 million at June 30, 2013. The decrease of $1.9 million was primarily the result of net cash used in operating activities of $15.7 million, payments under the Baxano acquisition of $2.7 million and purchases of property and equipment of $0.6 million, partially offset by the net proceeds from our private placement transaction of $17.1 million.

Cash Flows

Net Cash Used in Operating Activities. Net cash used in operating activities was $15.7 million in the six months ended June 30, 2013. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, plus the net change in operating assets and liabilities for the six months ended June 30, 2013, primarily decreases in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $3.4 million in the six months ended June 30, 2013. This amount reflected the net cash paid, net of cash acquired, of $2.7 million for the Baxano acquisition and purchases of property and equipment of $0.6 million, primarily for reusable instrument kits used in the field and up-fitting our new headquarters in Raleigh, North Carolina.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2013 was $17.1 million, which represented the net proceeds from the sale of common stock under the Securities Purchase Agreement, purchases of common stock under our employee stock purchase plan and from the issuance of shares of common stock upon the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We believe that our existing cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our anticipated cash needs through 2013, but will not be sufficient to meet our needs through 2014. We intend to spend substantial amounts on sales and marketing initiatives to support the ongoing commercialization of our products and on research and development activities, including product development, regulatory and compliance, clinical studies in support of our currently marketed products and future product offerings, and the enhancement and protection of our intellectual property. We will need to obtain additional financing to pursue our business strategy, to respond to new competitive pressures or to take advantage of opportunities that may arise. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

In October 2011, we received a subpoena issued by the OIG under the authority of the federal healthcare fraud and false claims statutes. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We agreed with the staff of the Department of Justice to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments beginning in July 2013. We also signed a Corporate Integrity Agreement, or CIA, with the OIG in June 2013 and are in the process of implementing the requirements of the CIA.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of all persons, other than defendants, who purchased Baxano Surgical securities between February 21, 2008 and October 17, 2011.   The complaint alleges violations of the Exchange Act, based upon purported omissions and/or false and misleading statements concerning our financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  We are unable to predict what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

During April and May 2013, Baxano issued promissory notes, or the Bridge Notes, to us in the aggregate principal amount of $2.3 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 6% per annum. The Bridge Notes were not secured by any collateral; were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, Silicon Valley Bank and Baxano; and were senior in right of payment to the promissory notes of Baxano that were convertible into capital stock of Baxano, or the Baxano Notes. The Bridge Notes were cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours repaid or otherwise compensated.

On May 31, 2013, we consummated our Merger with Baxano.

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of our common stock as merger consideration. In connection with the closing of the Merger, 796,772 shares of our common stock (equal to approximately 7.5% of the total merger consideration) was deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to us based on excess indebtedness or unpaid transaction expenses of Baxano, or to the extent Baxano’s actual working capital at March 31, 2013 is less than target working capital of $2,121,000. Once the amount of any post-closing adjustment is determined and paid, remaining escrow shares, if any, in excess of 5% of the merger consideration will be distributed to the Baxano securityholders. The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by us.

Concurrent with the closing of the Merger, and in accordance with the terms of the Securities Purchase Agreement, we issued and sold to the Investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in net proceeds to us of approximately $17.1 million.

Pursuant to the Securities Purchase Agreement, we agreed to register the resale of the shares of our common stock to be issued pursuant to the Merger Agreement and the Securities Purchase Agreement under a registration statement on Form S-3 (or another appropriate form if Form S-3 is not then available to us). The Registration Statement on Form S-3 (File No. 333-189617) was declared effective by the SEC on July 11, 2013.

In connection with the Merger, we assumed and became the borrower under Baxano’s outstanding credit facility pursuant to the terms of the First Amendment to Loan and Security Agreement, dated as of May 31, 2013, or the First Amendment to Loan Agreement, among us, Oxford Finance LLC, as collateral agent, or the Collateral Agent, and Oxford Finance Funding I, LLC and Silicon Valley Bank, as lenders, or the Lenders. The First Amendment to Loan Agreement amends the Loan and Security Agreement, dated as of March 15, 2012, among the Collateral Agent, the lenders party thereto, and Baxano, or as so amended, the Amended Loan Agreement. The Amended Loan Agreement evidences a term loan, which will mature on May 1, 2016, or the Term Loan.

The Term Loan bears interest at a fixed rate equal to 6.72%, and we are required to make monthly interest-only payments through November 2013. Commencing December 2013, the Amended Loan Agreement provides for the amortization of principal (in the form of level monthly payments of principal and interest). The Term Loan will be required to be prepaid if the Term Loan is accelerated following an event of default. In addition, we are permitted to prepay the Term Loan in full at any time upon 15 days’ written notice to the Lenders. Upon the earliest to occur of the maturity date, acceleration of the Term Loan, or prepayment of the Term Loan, we are required to make a final payment equal to the original principal amount of the Term Loan multiplied by 7.00%, or the Final Payment Fee. Any prepayment, whether mandatory or voluntary, must include the Final Payment Fee, the prepayment fee (equal to 2% of the principal amount prepaid if prepayment is made on or before May 31, 2015, or 1% of the principal amount prepaid if payment is made thereafter), interest at the default rate (which is the rate otherwise applicable plus 5%) with respect to any amounts past due, the Collateral Agent’s and the Lenders’ expenses, and all other obligations that are due and payable to the Collateral Agent and the Lenders.

The Amended Loan Agreement is secured by a security interest in substantially all of our assets and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; pay, redeem, or amend subordinated debt; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; be party to material litigation; fail to appoint a chief executive officer or chief financial officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to the Company’s existing business. In addition, the Company is required to raise at least $10,000,000 in net cash proceeds from the sale of its equity securities before December 31, 2013.

The events of default under the Amended Loan Agreement include, without limitation, the following: payment default; other breach of the loan documents; breach of representations and warranties; insolvency; judgments and attachments; dissolutions; failure of security; loss of certain governmental approvals; cross default to intercreditor agreements and other debt; and the occurrence of a material adverse change. If an event of default occurs, the Lenders would be entitled to take various enforcement actions, including acceleration of amounts due under the Amended Loan Agreement and all other actions permitted under the Amended Loan Agreement and applicable law.

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

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of our accounting policies since December 31, 2012, however we have adopted the following new accounting policies related to the Merger.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over periods ranging from 10 to 17 years. Similar to tangible personal property, plant and equipment, we periodically evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable.

Indefinite-lived intangible assets, such as goodwill and certain trademarks, are not amortized. We test the carrying amounts of these assets for recoverability on an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test.

Debt Issuance Costs

We capitalize costs associated with the issuance of debt instruments and amortize these costs to interest expense over the term of the related debt agreement using the effective yield amortization method. Unamortized debt issuance costs will be charged to operations when indebtedness under the related credit facility is repaid prior to maturity.

Business Acquisitions and Goodwill

Business acquisitions are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, “Fair Value Measurements,” as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price, which may be different that the amount of consideration assumed in the pro forma financial statements. Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) and certain acquisition-related restructuring charges impacting the target company are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires us to make estimates and assumptions related to the estimated fair values of net assets acquired. Significant judgments are used during this process, particularly with respect to intangible assets. Generally, intangible assets are amortized over their estimated useful lives. Goodwill and other indefinite-lived intangibles are not amortized, but are annually assessed for impairment. Therefore, the purchase price allocation to intangible assets and goodwill has a significant impact on future operating results.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In October 2011, we received a subpoena issued by the OIG under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. We have cooperated with the government’s request. On December 24, 2012 we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We agreed with the staff of the Department of Justice to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments beginning in July 2013. We also signed a Corporate Integrity Agreement, or CIA, with the OIG in June 2013 and are in the process of implementing the requirements of the CIA. The CIA requires us to hire an Independent Review Organization, or ISO, to assist us in evaluating our systems and processes related to healthcare compliance.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court for the Eastern District of North Carolina, on behalf of all persons , other than defendants, who purchased TranS1, Inc. (now Baxano Surgical) securities between February 21, 2008 and October 17, 2011. The complaint alleges violations of the Exchange Act based upon purported omissions and/or false and misleading statements concerning Baxano Surgical’s financial statements and reimbursement practices.  The complaint seeks damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs.  On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds; the motion is pending.  We are unable to predict what impact, if any, the outcome of this matter might have on our consolidated financial position, results of operations, or cash flows.

Item 1A.	Risk Factors.

We discuss various risks that may materially affect our business in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013. There have been no material changes to such risks, except as set forth below.

We have entered into a Settlement Agreement and Corporate Integrity Agreement with certain U.S. government entities and may be subject to financial and other penalties, including exclusion from federal healthcare programs, if we fail to comply with these obligations.

On June 28, 2013, we entered into a settlement agreement with various U.S. government entities. Under the terms of this settlement agreement, we have agreed to pay an aggregate of $6 million (plus accrued interest) in installments from July 2013 through July 2015 in settlement of certain government investigatory matters related to our compliance with federal healthcare fraud and false claims statutes. In addition, we have agreed under the CIA, among other things, to maintain a compliance program designed to promote compliance with various federal health care and Food and Drug Administration, or FDA, requirements. We are required to maintain several elements of our existing compliance program during the term of the CIA, including maintaining a compliance officer, a compliance committee, and a code of conduct.  The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations.  Pursuant to the CIA, we are required to notify the OIG in writing, among other things, of (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with Federal healthcare programs or FDA requirements; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by Federal health care programs.  We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates.

The CIA provides that in the event of an uncured material breach of the CIA, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution and subject to other monetary penalties, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the settlement agreement provides that if we default on our obligation to make timely payment of the installment obligations thereunder, all remaining installments would accelerate and accrue further interest at a rate of 12% per annum, and the government would have the right to institute proceedings against us with respect to the settled matters. Such proceedings could subject us to penalties that could have a material adverse effect our business, financial condition, results of operations and cash flows. In addition, our failure to comply with our obligations under the CIA and/or settlement agreement could affect the willingness of surgeons to accept our products, our ability to hire or retain sales representatives and other employees, potential future reimbursement decisions by payors or other significant aspects of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the three months ended June 30, 2013.

Item 6.	Exhibits

The exhibits filed with this report are listed in the “Exhibit Index” immediately following the signature page to this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baxano Surgical, Inc.

Date: August 14, 2013	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: August 14, 2013	By:	/s/ Joseph P. Slattery
Joseph P. Slattery
Executive Vice President and Chief Financial Officer

Baxano Surgical, Inc.

Exhibit Index

Exhibit
No.	Description

2.1	First Amendment to Agreement and Plan of Merger, dated April 10, 2013, among TranS1 Inc., RacerX Acquisition Corp., Baxano, Inc., and Sumeet Jain and David Schulte as Securityholder Representatives (including Form of Bridge Note in Attachment A) (incorporated by reference to Exhibit 2.1 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on April 10, 2013).

3.1	Certificate of Ownership and Merger, effective May 31, 2013 (incorporated by reference to Exhibit 3.1 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on June 3, 2013).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Baxano Surgical’s Registration Statement on Form S-3 (File No. 333-189617) filed with the SEC on June 26, 2013).

10.1	Form of Stock Option Agreement under 2007 Stock Incentive Plan.

10.2	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Baxano Surgical’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.3	Employment Agreement, effective as of May 31, 2013, between TranS1 Inc. and Greg Welsh (incorporated by reference to Exhibit 10.3 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on June 3, 2013).

10.4	General Release and Severance Agreement, dated May 1, 2013, between TranS1 Inc. and Dwayne Montgomery.

10.5	First Amendment to Lease, dated June 30, 2013, between Baxano Surgical, Inc. and Sun Life Assurance Company of Canada.

10.6	Loan and Security Agreement, dated as of March 15, 2012, among Baxano, Inc., Oxford Finance LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on June 3, 2013).

10.7	First Amendment to Loan and Security Agreement, dated May 31, 2013, among Baxano Surgical, Inc., Oxford Finance LLC, Oxford Finance Funding I, LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on June 3, 2013).

10.8	Settlement Agreement, entered into on June 28, 2013, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, the Office of Personnel Management, the United States Department of Veteran Affairs, Baxano Surgical, Inc. and relator Kevin J. Ryan (incorporated by reference to Exhibit 10.1 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.9	Corporate Integrity Agreement, entered into on June 24, 2013, among the Office of Inspector General of the Department of Health and Human Services and Baxano Surgical, Inc. (incorporated by reference to Exhibit 10.2 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on July 3, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

