Form 10-Q
period 2013-09-30
BAXANO SURGICAL, INC.
filed 2013-11-12
CIK 1230355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

The number of shares of the registrant’s common stock outstanding as of November 11, 2013 was 45,197,632 shares.

BAXANO SURGICAL, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Baxano Surgical, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012

Revenue	$5,650	$3,198	$12,627	$10,441
Cost of revenue	1,506	838	3,832	2,747
Gross profit	4,144	2,360	8,795	7,694

Operating expenses:
Research and development	1,904	1,361	4,698	3,937
Sales and marketing	6,764	4,453	17,722	15,124
General and administrative	2,769	1,739	6,181	4,661
Merger and integration expenses	530	-	3,426	-
Charges related to U.S. Government settlement	32	558	192	1,742
Total operating expenses	11,999	8,111	32,219	25,464
Operating loss	(7,855)	(5,751)	(23,424)	(17,770)
Other expense, net	(104)	(114)	(166)	(146)
Net loss	$(7,959)	$(5,865)	$(23,590)	$(17,916)

Other comprehensive loss:
Foreign currency translation adjustments	(1)	1	(2)	1
Comprehensive loss	$(7,960)	$(5,864)	$(23,592)	$(17,915)
Net loss per common share – basic and diluted	$(0.18)	$(0.22)	$(0.67)	$(0.66)

Weighted average common shares outstanding - basic and diluted	45,198	27,275	35,373	27,258

The accompanying notes are an integral part of these financial statements.

Baxano Surgical, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$11,599	$21,541
Restricted cash	65	-
Accounts receivable, net	4,707	3,206
Inventory	7,154	5,017
Prepaid expenses and other assets	645	330
Total current assets	24,170	30,094
Property and equipment, net	3,142	2,166
Goodwill	16,043	-
Intangible assets, net	8,088	-
Other long-term assets	152	-
Total assets	$51,595	$32,260

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$796	$-
Accounts payable	2,951	2,603
Accrued liability related to U.S. Government settlement	2,748	6,792
Accrued expenses	3,302	1,648
Total current liabilities	9,797	11,043
Long-term debt	1,986	-
Other noncurrent liabilities	2,857	78
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized, 45,197,632 and 27,313,997 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4	3
Additional paid-in capital	199,333	159,929
Accumulated other comprehensive income	15	14
Accumulated deficit	(162,397)	(138,807)
Total stockholders' equity	36,955	21,139
Total liabilities and stockholders' equity	$51,595	$32,260

The accompanying notes are an integral part of these financial statements.

  Baxano Surgical, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,590)	$(17,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,477	794
Stock-based compensation	1,036	1,062
Provision (reversal of provision) for bad debts	650	(27)
Loss on disposal of fixed assets	-	261
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(584)	473
Increase in inventory	(191)	(638)
(Increase) decrease in prepaid expenses	(81)	294
Decrease in accounts payable	(1,140)	(1,134)
Increase (decrease) in accrued expenses related to U.S. Government settlement	(1,267)	452
Increase in accrued expenses	714	585
Net cash used in operating activities	(22,976)	(15,794)

Cash flows from investing activities:
Purchases of property and equipment	(1,376)	(1,793)
Acquisition, net of cash received	(2,685)	-
Sales and maturities of investments	-	6,027
Restricted cash classification change	13	-
Net cash provided by (used in) investing activities	(4,048)	4,234

Cash flows from financing activities:
Net proceeds from issuance of common stock	17,075	-
Proceeds from exercise of stock options	9	68
Net cash provided by financing activities	17,084	68
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Net decrease in cash and cash equivalents	(9,942)	(11,491)
Cash and cash equivalents, beginning of period	21,541	38,724
Cash and cash equivalents, end of period	$11,599	$27,233

The accompanying notes are an integral part of these financial statements.

Baxano Surgical, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.    Description of Business
Baxano Surgical, Inc., a Delaware corporation (the “Company”), was incorporated in May 2000 and, effective March 1, 2013, is headquartered in Raleigh, North Carolina. The Company is a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. The Company operates in one business segment. The Company currently markets the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, the iO-Flex® system, a proprietary set of flexible instruments used by surgeons during spinal decompression procedures, and the iO-Tome® instrument, which rapidly and precisely removes bone, specifically the facet joints, which is commonly performed in spinal fusion procedures. All of the Company’s AxiaLIF products are delivered using its pre-sacral approach. The Company also markets other products that complement these primary offerings, including pedicle screws, facet screws, bowel retractors, discectomy tools, bone void filler and a bone graft harvesting system that can be used to extract bone graft.

The AxiaLIF branded product was first commercially released in January 2005, the VEO lateral access and interbody fusion system was commercially launched in November 2011, the iO-Flex instrument was commercially launched in 2009, and the iO-Tome instrument was commercially launched in the fourth quarter of 2013. The Company sells its products through a direct sales force, independent sales agents and international distributors.

On May 31, 2013, the Company changed its name from TranS1, Inc. to Baxano Surgical, Inc. and completed the acquisition of Baxano, Inc. (“Baxano”), a medical device company headquartered in San Jose, California. See Note 12 for a description of the Company’s merger (the “Merger”) with Baxano and the concurrent private placement of 7,522,009 shares of the Company’s common stock at an offering price of $2.28 per share, with aggregate gross proceeds to the Company of approximately $17.2 million.

While the Company primarily markets its products in the United States, currently less than ten percent of revenues are derived from agent or distributor relationships in foreign countries. The Company has certain relationships in Europe and has expanded to Turkey, Mexico and Columbia.  Product regulatory approval is also pending in China and Russia to support planned expansion.

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

The Company operates primarily in the United States in thirty-two states and certain foreign countries through distributor and agent relationships currently representing less than ten percent of revenues.  As the Company’s products are focused on minimally invasive treatments for degenerative conditions of the spine affecting the lumbar region, the Company manages the business on the basis of one operating segment and, therefore, has only one reportable segment.

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

For a description of the Company’s critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in any of the Company’s accounting policies since December 31, 2012; however the Company has adopted the following new accounting policies related to the Merger.

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

Reclassification

Certain balances in the prior year’s consolidated financial statements have been reclassified to conform to the September 30, 2013 presentation. These changes consisted of a reclassification on the consolidated statements of operations from general and administrative expense to a separate line item entitled charges related to U.S. Government settlement and a reclassification on the consolidated statements of cash flows from changes in accounts payable and accrued expenses to a separate line item entitled increase (decrease) in accrued expenses related to U.S. Government settlement.

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance (ASU No. 2013-02) finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first quarter of 2013, the Company adopted the guidance and determined that there were no amounts reclassified in the period that would require enhanced disclosure.

In July 2013, the FASB issued guidance (ASU No. 2013-11) updating the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2013. Based on the Company’s cumulative net operating losses, the Company does not expect that adoption of ASU No. 2013-11 will have any impact on the Company’s consolidated financial statements.

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

The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average stock options outstanding	4,219,918	3,409,083	3,648,463	3,224,660

5.    Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market treasury funds. Cash equivalents are carried at fair market value. At September 30, 2013, the Company had $65,000 of restricted cash which is currently deposited in a bank account in Germany, but not readily accessible. Related unrealized gains and losses were not material as of September 30, 2013 and December 31, 2012. There have been no unrealized gains or losses reclassified to accumulated other comprehensive income.
At September 30, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets include available for sale securities classified as cash equivalents. ASC 820-10 requires the valuation of investments using a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. These tiers are: Level 1, defined as quoted prices in active markets for identical assets or liabilities; Level 2, defined as valuations based on observable inputs other than those included in Level 1, such as quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable input data; and Level 3, defined as valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Cash and available for sale securities classified as Level 1 assets were:
	September 30,	December 31,
	2013	2012
	(In thousands)
Cash and cash equivalents	$8,899	$21,116
Total cash and available for sale securities	$8,899	$21,116

The Company had no Level 2 or Level 3 assets or liabilities at September 30, 2013 or December 31, 2012.

6.    Accounts Receivable, Net
The following table presents the components of accounts receivable:

	September 30,	December 31,
	2013	2012
	(In thousands)
Gross accounts receivable	$5,544	$3,419
Allowance for uncollectible accounts	(837)	(213)
Total accounts receivable, net	$4,707	$3,206

7.    Inventories
The following table presents the components of inventories:

	September 30,	December 31,
	2013	2012
	(In thousands)
Finished goods	$4,622	$3,048
Raw materials	1,735	1,629
Work-in-process	797	340
Total inventories	$7,154	$5,017

8.   Goodwill and Intangible Assets

The following table presents the carrying value of the components of goodwill and intangible assets at the balance sheet dates:

	September 30,	December 31,
	2013	2012
	(In thousands)
Goodwill	$16,043	$-
Intangible assets:
Trademarks	$1,265	-
Technology	6,598	-
Customer relationships	400	-
Less: Amortization of intangible assets	(175)	-
Total intangible assets	$8,088	$-

9.    Accrued Expenses

The following table presents the components of accrued expenses:

	September 30,	December 31,
	2013	2012
	(In thousands)
Bonus	$656	$630
Commissions	627	333
Vacation	613	160
Severance	451	5
Legal and professional fees	271	129
Other	684	391
Total accrued expenses	$3,302	$1,648

10.   Debt

In connection with the Merger, the Company assumed and became the borrower under Baxano’s outstanding credit facility pursuant to the terms of the First Amendment to Loan and Security Agreement, dated as of May 31, 2013 (the “First Amendment to Loan Agreement”), among the Company, Oxford Finance LLC, as collateral agent (the “Collateral Agent”), and Oxford Finance Funding I, LLC and Silicon Valley Bank, as lenders (the “Lenders”).  The First Amendment to Loan Agreement amends the Loan and Security Agreement, dated as of March 15, 2012, among the Collateral Agent, the lenders party thereto, and Baxano (as so amended, the “Amended Loan Agreement”).  The Amended Loan Agreement evidences a term loan, which will mature on May 1, 2016 (the “Term Loan”).  The following table presents the components of long-term debt:

September 30,
2013
(in thousands)
Term Loan	$2,815
Balloon payment on Term Loan	210
Debt discount	(243)
Total long-term debt	2,782
Less: Current portion of long-term debt	796
Total long-term debt, net of current portion	$1,986

The Term Loan bears interest at a fixed rate equal to 6.72% and the Company is required to make monthly interest-only payments through November 2013.

Commencing December 2013, the Amended Loan Agreement provides for the amortization of principal (in the form of level $102,207 monthly payments of principal and interest for thirty months). The Term Loan will be required to be prepaid if the Term Loan is accelerated following an event of default. In addition, the Company is permitted to prepay the Term Loan in full at any time upon 15 days’ written notice to the Lenders. Upon the earliest to occur of the maturity date, acceleration of the Term Loan, or prepayment of the Term Loan, the Company is required to make a final payment equal to the original principal amount of the Term Loan multiplied by 7.00% (the “Final Payment Fee”). Any prepayment, whether mandatory or voluntary, must include the Final Payment Fee, the prepayment fee (equal to 2% of the principal amount prepaid if prepayment is made on or before May 31, 2015, or 1% of the principal amount prepaid if payment is made thereafter), interest at the default rate (which is the rate otherwise applicable plus 5%) with respect to any amounts past due, the Collateral Agent’s and the Lenders’ expenses, and all other obligations that are due and payable to the Collateral Agent and the Lenders.

The Amended Loan Agreement is secured by a security interest in substantially all assets of the Company and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict the Company’s ability to do the following things: declare dividends or redeem or repurchase equity interests; pay, redeem, or amend subordinated debt; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; be party to material litigation; fail to appoint a chief executive officer or chief financial officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to the Company’s existing business. In addition, the Amended Loan Agreement requires the Company to raise at least $10,000,000 in net cash proceeds from the sale of its equity securities before December 31, 2013.

11.   Commitments and Contingencies

In October 2011, the Company received a subpoena issued by the Department of Health and Human Services, Office of Inspector General (“OIG”) under the authority of the federal healthcare fraud and false claims statutes. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. The Company cooperated with the government’s request. On December 24, 2012 the Company reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. The Company and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013.  The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, with the first installment paid in July 2013. The Company also signed the CIA with the OIG in June 2013 and is in the process of implementing the requirements of the CIA.

The following table presents the components of the U.S. Government settlement liability:

	September 30,	December 31,
	2013	2012
	(in thousands)
U.S. Government settlement	$5,500	$6,000
Less current portion	(2,723)	-
Long-term liability	$2,777	$6,000

In the nine months ended September 30, 2013 and 2012, the Company expensed legal fees of $192,000 and $1.7 million, respectively, related to this investigation. In the fourth quarter of 2012, the Company expensed the $6.0 million related to the tentative settlement. The Company had accrued $5.5 million at September 30, 2013 and $6.8 million at December 31, 2012 for the settlement and related legal fees.

On January 24, 2012, the Company received notice that a putative class action lawsuit had been filed in the U.S. District Court Eastern District, North Carolina, on behalf of all persons, other than defendants, who purchased the Company’s securities between February 21, 2008 and October 17, 2011.  The complaint alleged violations of the Securities Exchange Act of 1934, as amended, based upon purported omissions and/or false and misleading statements concerning the Company’s financial statements and reimbursement practices. The complaint sought damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs. On September 7, 2012, the Company filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds. On September 19, 2013, the Company’s motion was granted and the complaint was dismissed with prejudice. On October 17, 2013, the plaintiff filed a motion to alter or amend the order dismissing the complaint with prejudice.

12.   Closing of Merger and Financing Transaction

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

During April and May 2013, Baxano issued promissory notes (the “Bridge Notes”) to the Company in the aggregate principal amount of $2.3 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 6% per annum. The Bridge Notes were not secured by any collateral; were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, the lenders party thereto and Baxano; and were senior in right of payment to the promissory notes of Baxano that were convertible into capital stock of Baxano (each a “Baxano Note”). The Bridge Notes were cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours repaid or otherwise compensated.

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, the Company issued an aggregate of 10,329,035 shares of the Company’s common stock as merger consideration.  In connection with the closing of the Merger, 796,772 shares of the Company’s common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to the Company. Upon the determination that no post-closing adjustment was required, 265,584 escrow shares were distributed to the Baxano securityholders.  The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by the Company.

Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, the Company issued and sold to certain investors 7,522,009 shares of the Company’s common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to the Company of approximately $17.2 million.

At the closing of the Merger, each outstanding share of capital stock of Baxano was cancelled and extinguished and converted into the right to receive a portion of the merger consideration in accordance with the Merger Agreement.  The Baxano Notes were terminated at closing of the Merger, and the holders of such Baxano Notes were entitled to receive merger consideration in accordance with the Merger Agreement.  Because the merger consideration was allocated first to holders of Baxano Notes and then to Baxano stockholders in accordance with Baxano’s certificate of incorporation, only holders of Baxano Notes and Baxano Series C Preferred Stock received merger consideration.  All stock option plans or other stock or equity-related plans of Baxano, all employee stock purchase plans, each outstanding option to purchase common stock of Baxano, whether vested or unvested, and each warrant to acquire capital stock of Baxano were terminated prior to the closing of the Merger.

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

The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Cash and cash equivalents	$279
Accounts receivable	1,559
Inventory	1,946
Other current assets	234
Property and equipment	866
Other long-term assets	91
Intangible assets	8,263
Goodwill	16,043
Total assets acquired	29,281
Accounts payable and other liabilities	(2,429)
Term debt assumed	(2,815)
Total purchase price	$24,037

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
	$8,263

The results of operations of Baxano have been included in our consolidated financial statements from the date of the acquisition.  The following pro forma results of operations assume the acquisition of Baxano on January 1, 2012.  The pro forma results for the nine months ended September 30, 2013 and 2012 presented below reflect our historical data and the historical data of the Baxano business adjusted for amortization of intangibles, interest costs associated with Baxano preferred stock and convertible debt, and elimination of intercompany G&A expenses.  The pro forma results of operations presented below may not be indicative of the results the Company would have achieved had the Company completed the acquisition on January 1, 2012, or that the Company may achieve in the future.

The following table presents the pro forma results for the nine months ended (in thousands, except per share data):
	September 30, 2013	September 30, 2012

Revenue	$17,352	$16,812
Operating loss	$(31,369)	$(32,708)
Net loss	$(31,689)	$(33,085)
Net loss per common share	$(0.70)	$(0.73)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to our consolidated financial statements included in this report. In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks include, without limitation, the pace of adoption of the Company’s product technology by spine surgeons, limited clinical data about the efficacy of these products, the outcome of coverage and reimbursement decisions by the government and third party payors, the success of  continuing product development efforts, the effect on the business of existing and new regulatory requirements, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, the Company’s ability to raise additional capital, the ability to comply with the settlement agreement and Corporate Integrity Agreement (the “CIA”) with certain entities of the U.S. government,  the reliance on a limited number of suppliers to provide the Company’s products and their components, changes in economic conditions, the ability to effectively manage a sales force to meet the Company’s objectives and the ability to conduct successful clinical studies. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Financial Statements” and “Notes to Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings we make with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of The NASDAQ Stock Market LLC.  References in this report to “Baxano Surgical”, “we”, “our”, “us”, or the “Company” refer to Baxano Surgical, Inc.

Overview
We are a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are committed to delivering minimally invasive surgical technologies that enhance patient clinical care while providing sustained value for our customers.  We currently market the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, the iO-Flex® system, a proprietary set of flexible instruments used by surgeons during spinal decompression procedures, and the iO-Tome® instrument, which rapidly and precisely removes bone, specifically the facet joints, which is commonly performed in spinal fusion procedures.   Our AxiaLIF products use our pre-sacral approach, through which a surgeon can access discs in the lumbar region of the spine through an incision adjacent to the tailbone and perform an interbody fusion procedure through instrumentation that provides direct access to the intervertebral space. We developed our pre-sacral approach to allow spine surgeons to access and treat intervertebral spaces without compromising important surrounding soft tissue, nerves and bone structures. Our VEO lateral access and interbody fusion system provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which we believe has allowed us to increase our market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to have improved visibility of the psoas and the nerves running through this muscle that, when used in conjunction with neuromonitoring, can potentially reduce complications. We also market other products that complement these primary offerings, including pedicle screws, facet screws, bowel retractors, discectomy tools, bone void filler and a bone graft harvesting system that can be used to extract bone graft. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

We first commercially introduced our AxiaLIF branded products in 2005. Our VEO lateral access and interbody fusion system was commercially launched in November 2011, our iO-Flex System was commercially launched in 2009, and our iO-Tome instrument was commercially launched in the fourth quarter of 2013. We currently sell our products through a direct sales force, independent sales agents and international distributors.

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

We rely on third parties to manufacture virtually all of our AxiaLIF, VEO and certain other products and their components. The majority of our iO-Flex and iO-Tome product manufacturing, including subassemblies, final assemblies, packaging, and product release, is performed at our San Jose facility. Our outsourcing partners are manufacturers that meet U.S. Food and Drug Administration, International Organization for Standardization or other internal quality standards, where applicable.

On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp., or Merger Sub, consummated our acquisition of Baxano, Inc., or Baxano, pursuant to an Agreement and Plan of Merger, or the Merger Agreement.  Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company, or the Merger.  Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of our common stock as merger consideration.  In connection with the closing of the Merger, 796,772 shares of our common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to us. Upon the determination that no post-closing adjustment was required, 265,584 escrow shares were distributed to the Baxano securityholders.  The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by us.

Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, or the Securities Purchase Agreement, we issued and sold to certain investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of approximately $17.2 million.

For the nine months ended September 30, 2013, we have incurred $2.2 million of merger related expenses and $1.2 million of integration expenses.

Since inception, we have been unprofitable. As of September 30, 2013 we had an accumulated deficit of $162.4 million.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

Results of Operations

Our results of operations include the acquired Baxano operations from the Merger date, May 31, 2013, forward.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% change	2013	2012	% change
	(in millions, except percentages)
Revenue	$5.7	$3.2	76.7%	$12.6	$10.4	20.9%
Cost of revenue	1.5	0.8	79.7%	3.8	2.7	39.5%
Gross margin %	73.3%	73.8%	-0.7%	69.7%	73.7%	-5.4%
Total operating expenses	12.0	8.1	47.9%	32.2	25.5	26.5%
Net loss	(8.0)	(5.9)	-35.7%	(23.6)	(17.9)	-31.7%

Revenue
Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to distributors or hospitals. These transactions require the customer to send in a purchase order before shipment will be made and the customer only has the right of return for defective products. We primarily recognize revenue upon the shipment of the product to distributors outside the United States, when risk of loss and title has transferred to the distributor, provided we have no material performance obligations. We expect that a substantial portion of our revenues will continue to be generated in the United States in future periods. The Company, and we believe our industry, tends to experience some revenue seasonality during the summer months as certain elective procedures may be deferred beyond the summer months.

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

General and Administrative
General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, bad debt expense and general corporate expenses. In future periods, we expect general and administrative expenses to increase to support our sales, marketing, research and development efforts.

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

Comparison of the Three Months Ended September 30, 2012 and 2013
Revenue  Revenue increased from $3.2 million in the three months ended September 30, 2012 to $5.7 million in the three months ended September 30, 2013.

Revenue by product line was:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Domestic revenue:
AxiaLIF	$1,617	$1,916
iO-Flex	2,654	-
VEO	523	484
Other	492	504
Total	5,286	2,904
International revenue	364	294
Total Revenue	$5,650	$3,198

Note: iO-Flex revenue is included from the Merger date, May 31, 2013.

The $2.5 million increase in revenue from 2012 to 2013 was primarily due to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, offset by a lower number of AxiaLIF cases performed by our current surgeon base.   Domestically, sales of our AxiaLIF Plus 1-Level products decreased from $1.2 million in the three months ended September 30, 2012 to $1.1 million in the three months ended September 30, 2013, and sales of our AxiaLIF Plus 2-Level products decreased from $0.7 million in the three months ended September 30, 2012 to $0.5 million in the three months ended September 30, 2013. In the three months ended September 30, 2013, average revenue per AxiaLIF case increased, primarily as a result of penetration into existing cases by our other products.   In the three months ended September 30, 2012 and 2013, we recorded 164 and 140 domestic AxiaLIF cases, respectively, including 46 AxiaLIF Plus 2-Level cases in the three months ended September 30, 2012, and 37 AxiaLIF Plus 2-Level cases in the three months ended September 30, 2013.  Sales of our iO-Flex products for the quarter were $2.7 million, which represented 701 cases. Sales of our VEO lateral access and interbody fusion system were $0.5 million in the three months ended September 30, 2012 and September 30, 2013, and the number of cases increased from 44 in the three months ended September 30, 2012, to 51 in the three months ended September 30, 2013.  Other domestic revenues primarily includes revenue from our posterior fixation systems and our Bi-Ostetic bone void filler products and did not change materially over the comparative three month periods presented.  Revenue generated outside the United States increased from $0.3 million in the three months ended September 30, 2012 to $0.4 million in the three months ended September 30, 2013.  There were $0.1 million in initial stocking shipments to new distributors outside the United States in the three months ended September 30, 2012, compared to $0.2 million in the three months ended September 30, 2013. In the three months ended September 30, 2012, 91% of our revenues were generated in the United States compared to 94% in the three months ended September 30, 2013.  Our revenue generated outside the United States included sales of AxiaLIF, VEO and iO-Flex products in 2013 and sales of AxiaLIF and VEO products in 2012.

Cost of Revenue  Cost of revenue increased from $0.8 million for the three months ended September 30, 2012 to $1.5 million for the three months ended September 30, 2013.  Gross margin decreased from 73.8% in the three months ended September 30, 2012 to 73.3% in the three months ended September 30, 2013.  The decrease in gross margin was primarily due to increased depreciation expense on reusable kits, primarily due to upgrading reusable kits as we launched our next generation of AxiaLIF and VEO products, increased royalty expenses and the medical device tax that became effective on January 1, 2013.

Research and Development  Research and development expenses increased from $1.4 million in the three months ended September 30, 2012 to $1.9 million in the three months ended September 30, 2013.   Personnel-related expenses increased by $0.4 million from the three months ended September 30, 2012 compared to three months ended September 30, 2013 as we increased the headcount in our regulatory and clinical functions, including an increase in headcount related to the Merger

Sales and Marketing  Sales and marketing expenses increased from $4.5 million in the three months ended September 30, 2012 to $6.8 million in the three months ended September 30, 2013.   The increase in expenses from 2012 to 2013 of $2.3 million was primarily due to higher personnel-related costs of $0.9 million as we increased our direct sales personnel, including headcount related to the Merger, higher commissions of $0.8 million related to the increased revenue, as well as integrating the commission plans, increased promotional expense of $0.3 million and increased travel expenses related to the personnel increase of $0.1 million.

General and Administrative  General and administrative expenses increased from $1.7 million in the three months ended September 30, 2012 to $2.8 million in the three months ended September 30, 2013.  The increase in expenses of $1.1 million was primarily due to an increase in personnel-related expense of $0.4 million, including headcount increases related to the Merger, increased bad debt expense of $0.6 million, and amortization of the intangible assets acquired in the merger.

U.S. Government Settlement Charges  In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. Baxano Surgical and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013.  The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, with the first installment paid in July 2013. We also incurred legal fees related to the investigation of $0.6 million in the three months ended September 30, 2012 and $32,000 in the three months ended September 30, 2013.

Merger and Integration Expenses  We have incurred $0.5 million of merger and integration related expenses for the three months ended September 30, 2013 related to the Merger with Baxano.  These expenses consist primarily of legal expenses related to the Merger and employee severance and retention costs as we integrate the businesses.

Other Expense, net  Other expense decreased from $114,000 in the three months ended September 30, 2012 to $104,000 in the three months ended September 30, 2013. The expense in 2012 was primarily related to a loss on the disposal of fixed assets from the disposal of obsolete components of certain reusable instrument kits and the expense in 2013 was primarily related to interest on the term debt assumed in the Merger, including amortization of the debt discount, and interest on the U.S. Government settlement.

Comparison of the Nine Months Ended September 30, 2012 and 2013
Revenue  Revenue increased from $10.4 million in the nine months ended September 30, 2012 to $12.6 million in the nine months ended September 30, 2013.

Revenue by product line was:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Domestic revenue:
AxiaLIF	$4,992	$6,809
iO-Flex	3,452	-
VEO	1,750	1,232
Other	1,373	1,581
Total	11,567	9,622
International revenue	1,060	819
Total Revenue	$12,627	$10,441

Note: iO-Flex revenue is included from the Merger date, May 31, 2013.

The $2.2 million increase in revenue from 2012 to 2013 was due primarily to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, partially offset by the lower number of AxiaLIF cases performed by our current surgeon base.  Domestically, sales of our AxiaLIF Plus 1-Level products decreased from $4.3 million in the nine months ended September 30, 2012 to $3.4 million in the nine months ended September 30, 2013, and sales of our AxiaLIF Plus 2-Level products decreased from $2.6 million in the nine months ended September 30, 2012 to $1.6 million in the nine months ended September 30, 2013.  In the nine months ended September 30, 2013, average revenue per AxiaLIF case increased, primarily as a result of the release of new AxiaLIF products and penetration into existing cases by our other products. In the nine months ended September 30, 2012 and 2013, we recorded 579 and 426 domestic AxiaLIF cases, respectively, including 174 AxiaLIF Plus 2-Level cases in the nine months ended September 30, 2012, and 113 AxiaLIF Plus 2-Level cases in the nine months ended September 30, 2013.  Sales of our iO-Flex products for the nine months ended September 30, 2013 were $3.4 million, which represented 922 cases. Sales of our VEO lateral access and interbody fusion system increased from $1.2 million in the nine months ended September 30, 2012 to $1.8 million in the nine months ended September 30, 2013, as the number of cases increased from 122 in the nine months ended September 30, 2012, to 174 in the nine months ended September 30, 2013.  Other domestic revenue primarily includes revenues from our posterior fixation systems and our Bi-Ostetic bone void filler products and did not change materially over the comparative   nine month periods presented. Revenue generated outside the United States increased from $0.8 million in the nine months ended September 30, 2012 to $1.1 million in the nine months ended September 30, 2013.  There was $0.1 million in initial stocking shipments to new distributors outside the United States in the nine months ended September 30, 2012 compared to $0.5 million in initial stocking shipments to new distributors in the nine months ended September 30, 2013. In the nine months ended September 30, 2012 and 2013, 92% of our revenues were generated in the United States.

Cost of Revenue  Cost of revenue increased from $2.7 million for the nine months ended September 30, 2012 to $3.8 million for the nine months ended September 30, 2013.  Gross margin decreased from 73.7% in the nine months ended September 30, 2012 to 69.7% in the nine months ended September 30, 2013.  The decrease in gross margin was primarily due to increased depreciation expense on reusable kits, primarily due to upgrading reusable kits as we launched our next generation of AxiaLIF and VEO products, increased royalty expenses and the medical device tax that became effective on January 1, 2013.

Research and Development  Research and development expenses increased from $3.9 million in the nine months ended September 30, 2012 to $4.7 million in the nine months ended September 30, 2013.   Personnel-related expenses increased by $0.7 million from the nine months ended September 30, 2012 compared to nine months ended September 30, 2013 as we increased our headcount in our regulatory and clinical functions, primarily related to the Merger and R&D project spending, partially offset by a decrease of clinical trial spending and licensing agreements in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Sales and Marketing  Sales and marketing expenses increased from $15.1 million in the nine months ended September 30, 2012 to $17.7 million in the nine months ended September 30, 2013.  The increase in expenses from 2012 to 2013 of $2.6 million was primarily due to higher commissions of $1.2 million related to integrating the commission plans, higher personnel-related costs of $1.1 million as we increased our direct sales personnel, including headcount related to the Merger, as well as increased training expense of $0.3 million as we educate our combined sales team on all products in our portfolio, increased promotional expense of $0.3 million and increased travel expenses related to the personnel increase of $0.2 million, partially offset by a decrease in consulting expenses of $0.3 million as we reduced our external reimbursement consultants and moved more of the efforts in-house.

General and Administrative  General and administrative expenses increased from $4.7 million in the nine months ended September 30, 2012 to $6.2 million in the nine months ended September 30, 2013.  The increase in expenses of $1.5 million was primarily due to an increase in personnel-related expense of $0.5 million, including headcount increases related to the Merger, increased bad debt expense of $0.6 million, increased legal and professional fees of $0.4 million and amortization of the intangible assets acquired in the merger.

U.S. Government Settlement Charges  In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. Baxano Surgical and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million. The final agreement was executed in June 2013.  The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, with the first installment paid in July 2013. We also incurred legal fees related to the investigation of $1.7 million in the nine months ended September 30, 2012 and $0.2 million in the nine months ended September 30, 2013.

Merger and Integration Expenses  We have incurred $3.4 million of merger and integration related expenses for the nine months ended September 30, 2013 related to the Merger with Baxano. These expenses consist primarily of legal expenses related to the Merger and employee severance and retention costs as we integrate the businesses.

Other Expense, net  Other expense increased from $146,000 in the nine months ended September 30, 2012 to $166,000 in the nine months ended September 30, 2013. The expense in 2012 was primarily related to a loss on the disposal of fixed assets from the disposal of obsolete components of certain reusable instrument kits and the expense in 2013 was primarily related to interest on the term debt assumed in the Merger, including amortization of the debt discount, and interest on the U.S. Government settlement.

Liquidity and Capital Resources

Sources of Liquidity
Since our inception in 2000, we have incurred significant losses and, as of September 30, 2013, we had an accumulated deficit of $162.4 million.  We have not yet achieved profitability, and we cannot assure investors that we will achieve profitability with our existing capital resources.  Our recurring losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 with respect to this uncertainty. We expect to continue to fund research and development, sales and marketing and general and administrative expenses at similar to current or higher levels and, as a result, we will need to generate significant revenues to achieve profitability.   Prior to our October 2007 initial public offering, our operations were funded primarily with the gross proceeds from the sale of preferred stock of $40.5 million. The net proceeds from our October 2007 initial public offering of $86.7 million, the net proceeds of our September 2011 stock offering of $18.2 million and the net proceeds of $17.0 million from our May 2013 private placement transaction have funded our operations since then.

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (File No. 333-174255), or the Shelf Registration Statement, with the SEC, which became effective on August 1, 2011 and which we used for our September 2011 stock offering.  Depending on our non-affiliated public equity float during the time period prior to consummating a financing transaction, the Shelf Registration Statement allows us to raise up to an additional $29.85 million through the sale of debt securities, common stock, preferred stock, or warrants, or any combination thereof.  The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined.   Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

As of September 30, 2013, our liabilities included an outstanding debt financing arrangement in the amount of $2.8 million, payable monthly over 36 months, and a payable of $5.5 million related to our settlement agreement with the U.S. Government, payable quarterly over three years. We have working capital of $14.4 million at September 30, 2013 and our primary source of liquidity was $11.6 million in cash and cash equivalents.  We currently invest our cash and cash equivalents primarily in money market treasury funds.

Cash and cash equivalents decreased from $21.5 million at December 31, 2012 to $11.6 million at September 30, 2013.  The decrease of $9.9 million was primarily the result of net cash used in operating activities of $23.0 million, payments under the Baxano acquisition of $2.7 million and purchases of property and equipment of $1.4 million, partially offset by the net proceeds from our private placement transaction of $17.0 million.

Cash Flows
Net Cash Used in Operating Activities. Net cash used in operating activities was $23.0 million in the nine months ended September 30, 2013.  This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory and bad debt reserves, plus the net change in operating assets and liabilities for the nine months ended September 30, 2013, primarily an increase in accounts receivable and a decrease in accrued expenses related to a payment on the settlement with the U.S. Government. Net cash used in operating activities was $15.8 million in the nine months ended September 30, 2012. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation expense, inventory, and bad debt reserves, and the loss on disposal of fixed assets, combined with changes in working capital requirements to support the market acceptance of our products.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $4.0 million in the nine months ended September 30, 2013. This amount reflected the net cash paid, net of cash acquired, of $2.7 million for the Baxano acquisition and purchases of property and equipment of $1.4 million, primarily for reusable instrument kits used in the field and up-fitting our new headquarters in Raleigh, North Carolina.  Net cash provided by investing activities was $4.2 million in the nine months ended September 30, 2012. This amount reflected sales and maturities of short-term investments of $6.0 million, offset by the purchases of property and equipment of $1.8 million, primarily for reusable instrument kits used in the field and up-fitting our new training facility.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities in the nine months ended September 30, 2013 was $17.1 million, which represented the net proceeds from the sale of common stock under the Securities Purchase Agreement, purchases of common stock under our employee stock purchase plan and from the issuance of shares of common stock upon the exercise of stock options. Net cash provided by financing activities in the nine months ended September 30, 2012 was $68,000, which represented proceeds from the issuance of shares of common stock under our employee stock purchase program and upon the exercise of stock options.

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

In October 2011, we received a subpoena issued by the OIG under the authority of the federal healthcare fraud and false claims statutes.  We agreed with the staff of the Department of Justice to settle its federal investigation for $6.0 million.  The final agreement was executed in June 2013.  The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, with the first installment paid in July 2013. We also signed a Corporate Integrity Agreement, or CIA, with the OIG in June 2013 and are in the process of implementing the requirements of the CIA.

During April and May 2013, Baxano issued promissory notes, or the Bridge Notes, to us in the aggregate principal amount of $2.3 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 6% per annum. The Bridge Notes were not secured by any collateral; were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, the lender parties thereto and Baxano; and were senior in right of payment to the promissory notes of Baxano that were convertible into capital stock of Baxano. The Bridge Notes were cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours repaid or otherwise compensated.

On May 31, 2013, we consummated our Merger with Baxano. Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of our common stock as merger consideration.  In connection with the closing of the Merger, 796,772 shares of our common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to us. Upon the determination that no post-closing adjustment was required, 265,584 escrow shares were distributed to the Baxano securityholders.  The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by us.

Concurrent with the closing of the Merger, and in accordance with the terms of the Securities Purchase Agreement, we issued and sold to certain investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in net proceeds to us of approximately $17.0 million.

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

The Amended Loan Agreement is secured by a security interest in substantially all of our assets and any future subsidiaries, other than intellectual property. The Amended Loan Agreement contains customary representations (tested on a continual basis) and covenants that, subject to exceptions, restrict our ability to do the following things: declare dividends or redeem or repurchase equity interests; pay, redeem, or amend subordinated debt; incur additional liens; make loans and investments; incur additional indebtedness; engage in mergers, acquisitions, and asset sales; transact with affiliates; be party to material litigation; fail to appoint a chief executive officer or chief financial officer upon vacancy; undergo a change in control; add or change business locations; and engage in businesses that are not related to our existing business. In addition, the Amended Loan Agreement requires us to raise at least $10,000,000 in net cash proceeds from the sale of its equity securities before December 31, 2013.

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

Business Acquisitions
Business acquisitions are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC 805, “Business Combinations.”  ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, “Fair Value Measurements,” as of the acquisition date.  For certain assets and liabilities, book value approximates fair value.  In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price, which may be different that the amount of consideration assumed in the pro forma financial statements.  Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) and certain acquisition-related restructuring charges impacting the target company are expensed in the period in which the costs are incurred.  The application of the acquisition method of accounting requires us to make estimates and assumptions related to the estimated fair values of net assets acquired.  Significant judgments are used during this process, particularly with respect to intangible assets.  Generally, intangible assets are amortized over their estimated useful lives.  Goodwill and other indefinite-lived intangibles are not amortized, but are annually assessed for impairment.  Therefore, the purchase price allocation to intangible assets and goodwill has a significant impact on future operating results.

New Accounting Standards

In February 2013, the Financial Accounting Standards Board, or the FASB, issued guidance (ASU No. 2013-02) finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. In the first quarter of 2013, we adopted the guidance and determined that there were no amounts reclassified in the period that would require enhanced disclosure.

In July 2013, the FASB issued guidance (ASU No. 2013-11) updating the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2013. Based on our cumulative net operating losses, we do not expect that adoption of ASU No. 2013-11 will have any impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings.

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the material pending legal proceedings to which we are a party or to which any of our property is subject. Information regarding other material legal proceedings may be found in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court for the Eastern District of North Carolina, on behalf of all persons, other than defendants, who purchased our securities between February 21, 2008 and October 17, 2011.  The complaint alleged violations of the Exchange Act based upon purported omissions and/or false and misleading statements concerning our financial statements and reimbursement practices. The complaint sought damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs. On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds. On September 19, 2013, our motion was granted and the complaint was dismissed with prejudice. On October 17, 2013, the plaintiff filed a motion to alter or amend the order dismissing the complaint with prejudice.

Item 1A.        Risk Factors.

We discuss various risks that may materially affect our business in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.  There have been no material changes to such risks, except (1) that the risk factor relating to the acquisition of Baxano being delayed or not consummated no longer applies because the acquisition of Baxano closed on May 31, 2013 and (2) as set forth below.

Our indebtedness could negatively impact our financial health.

In connection with the Merger, we assumed and became the borrower under Baxano’s outstanding credit facility, and we may incur additional indebtedness in the future. Our indebtedness could have important consequences to us, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

•
a portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and other business opportunities;

•	if we seek to refinance our debt or require additional refinancing in the future, we may be unable to do so on attractive terms or at all;
•
it may limit our flexibility in planning for, or our ability to adjust to, changes in our business or the industry in which we operate and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable to a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

One of our obligations under the Amended Loan Agreement is to raise at least $10,000,000 in net cash proceeds from the sale of our equity securities before December 31, 2013. If we are unable to meet this or our other debt obligations, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations.

In addition, the Amended Loan Agreement contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

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

Baxano Surgical, Inc.

Date: November 12, 2013	By: /s/ Ken Reali
Ken Reali
President and Chief Executive Officer

Date: November 12, 2013	By: /s/ Timothy M. Shannon
Timothy M. Shannon
Interim Chief Financial Officer

Baxano Surgical, Inc.
Exhibit Index

Exhibit
No.	Description

10.1	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1to Baxano Surgical’s Registration Statement on Form S-8 (File No. 333-191260) filed with the SEC on September 19, 2013).

10.2
Offer Letter, dated September 17, 2013, between Baxano Surgical, Inc. and Greg Slusser (incorporated by reference to Exhibit 10.1 to Baxano Surgical’s Current Report on Form 8-K filed with the SEC on September 20, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

