Form 10-K
period 2013-12-31
BAXANO SURGICAL, INC.
filed 2014-03-11
CIK 1230355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES     ☐     NO     ☑

As of June 28, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $66.9 million, based on the number of shares held by non-affiliates of the registrant as of that date, which was 27,868,455, and the last reported sale price of the registrant’s common stock on The NASDAQ Global Market on that date, which was $2.40. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of March 7, 2014 was 47,166,064 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report, relating to the registrant’s 2014 annual meeting of stockholders, are incorporated by reference into Part III of this annual report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this annual report.

BAXANO SURGICAL, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Cautionary Note Regarding Forward-Looking Statements

In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks include, without limitation, the pace of adoption of the Company’s product technology by spine surgeons, limited clinical data about the efficacy of these products, the outcome of coverage and reimbursement decisions by the government and third party payors, the success of continuing product development efforts, the effect on the business of existing and new regulatory requirements, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, the Company’s ability to raise additional capital, the ability to comply with the settlement agreement and Corporate Integrity Agreement, or the CIA, with certain entities of the U.S. government, the reliance on a limited number of suppliers to provide the Company’s products and their components, changes in economic conditions, the risks inherent in operating in foreign jurisdictions, the ability to effectively manage a sales force to meet the Company’s objectives, the ability to conduct successful clinical studies and the impact of our indebtedness on our financial health. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” in this report and in other filings we make with the Securities and Exchange Commission, or the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of The NASDAQ Stock Market LLC. References in this report to “Baxano Surgical”, “we”, “our”, “us”, or the “Company” refer to Baxano Surgical, Inc.

PART I
Item 1.	Business

Overview

We are a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We participate in the minimally invasive spine segment which has been the fastest growing area of the spine business for the past 5 years. It is estimated that today it represents 30% of the total spine market but is expected to surpass 50% of the total spine market within the next 4 to 5 years based on its current growth trajectory. We are passionately committed to delivering innovative technologies to our surgeon customers that benefit their patients. On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp. (“Merger Sub”), consummated our acquisition of Baxano Inc. (“Baxano”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

We currently market the AxiaLIF® pre-sacral access and interbody fusion system for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, the iO-Flex® set of flexible instruments used by surgeons during spinal decompression procedures, and the iO-Tome® instrument for rapid and precise removal of bone, specifically the facet joints, a technique which is commonly performed in spinal fusion procedures. We currently sell our products through a direct sales force, independent sales agents and distributors.

Our family of AxiaLIF products, commercially launched between 2004 and 2010, use the pre-sacral approach. This technique allows a surgeon to access the discs in the lower lumbar region through an incision adjacent to the tailbone. In this manner, an interbody fusion procedure can be accomplished through a single tissue plane, which minimizes damage to surrounding tissues. Traditional methods of accessing the lower lumbar spine for fusion either involve cutting ligament and bone if approaching from the back, or navigating around important organs and blood vessels if approaching from the front. In March 2012, we announced that the Current Procedural Terminology (“CPT”) Editorial Panel (the “Panel”), voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion when performing a pre-sacral interbody fusion. The code is specific to an arthrodesis, pre-sacral interbody technique, including disc space preparation, discectomy, with posterior instrumentation, with image guidance, includes bone graft when performed, L5-S1 interspace. This new CPT code describes the procedure through which our single-level AxiaLIF product is implanted.

In addition, the Panel voted to establish a new Category III CPT code, 0309T.  This code is described as anarthrodesis, pre-sacral interbody technique, including disc space preparation, discectomy, with posterior instrumentation, with image guidance, includes bone graft, when performed, lumbar, L4-L5 interspace (use in conjunction with 22586) as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion.

The new CPT codes were announced on the American Medical Association’s website on March 2, 2012, and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a value for the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF 1-Level devices (Legacy and Plus), is a bundled lumbar arthrodesis procedure that includes bone graft and posterior instrumentation. The Medicare final rule released in November 2013, revises upward the Practice Expense Relative Value Units (“PERVUs”) for CPT code 22586 for pre-sacral interbody fusion in 2014. The total Relative Value Units (“RVUs”) for CPT Code 22586 are 53.76 in 2014, an 18.8% increase over 2013.

Our VEO lateral access and interbody fusion system, commercially launched in 2011, provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which we believe has allowed us to increase our market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to identify and avoid the nerves running through this muscle that when damaged, can cause numbness and pain in the leg and groin post spinal surgery.

Our iO-Flex instruments, commercially launched by Baxano in 2009, were developed to allow surgeons to perform a direct decompression while sparing the facet joints and posterior midline structures. Our iO-Flex minimally invasive set of flexible instruments allow surgeons to target lumbar stenosis of the spine with minimal disruption to the patient’s healthy anatomy critical for maintaining spinal stability. With traditional rigid instrumentation, surgeons have to remove bone that helps stabilize the spine in order to get to the area of the bone that is impinging on the exiting nerve roots.

Our iO-Tome disposable instrument, commercially launched in the fourth quarter of 2013, allows surgeons to perform rapid facetectomies while working above the exiting nerves. The iO-Tome instrument utilizes the iO-Flex instrument platform to rapidly and precisely remove the facet joint, which is commonly performed in spinal fusion applications.

We also market other products that complement these primary offerings, including our Vectre™ facet screw system, Bi-Ostetic™ bone void filler, bowel retractors, discectomy tools, and a bone graft harvesting system that can be used to extract bone graft from the patient’s hip for use in fusion procedures. We currently have a pedicle screw system called AvanceTM that is in development. Federal Drug Administration (“FDA”) 510(k) clearance is expected by the second quarter of 2014 and commercial launch is expected in the fourth quarter. We also have a TLIF system under development. FDA 510(k) clearance has been achieved and a limited market launch is expected in the fourth quarter of 2014. The new TLIF system will be used in conjunction with the iO-Tome instrument to provide a less invasive means of performing a TLIF procedure. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

As of December 31, 2013, over 13,500 fusion procedures and 7,000 decompression procedures have been performed globally using our AxiaLIF and iO-Flex products, respectively. As of December 31, 2013, we sold our products through 49 direct sales personnel and 127 independent sales distributors, with 331 sales agents.

Since inception, we have been unprofitable. As of December 31, 2013, we had an accumulated deficit of $170.8 million. For the year ended December 31, 2013, our revenues were $18.6 million and our net loss was $32.0 million. During 2013, we incurred $3.6 million of merger and integration expenses. Our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability. To meet our capital needs, we completed and are still considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions.

Spine Anatomy

The spine is a column of bone and cartilage that extends from the base of the skull to the pelvis and acts as the core of the human skeleton, supporting the body and the head while remaining flexible to allow movement. The vertebrae are categorized into five regions: cervical, thoracic, lumbar, sacral and coccyx. The spine consists of approximately 24 interlocking bones called vertebrae that are stacked on top of one another. There are seven cervical vertebrae in the neck, 12 thoracic vertebrae in the central portion of the spine and five lumbar vertebrae in the lower back. The sacrum consists of five fused vertebrae labeled S1 through S5 directly below the lumbar region and provides attachment for the hipbones as well as protection to organs in the pelvic area. The coccyx, also known as the tailbone, is at the end of the spine.

Vertebrae are paired into motion segments, or levels, that move by means of two facet joints that provide stability and enable the spine to bend and twist, with the neck being the most mobile region of the spine. The back, or posterior, part of each vertebra is comprised of a bony arch that protects the spinal cord. Soft tissues, including ligaments, tendons and muscles, are attached to the laminae, which provide stability to the spinal column and facilitate movement of the spine. The front, or anterior, part of each vertebra is referred to as the vertebral body. The majority of the load in the spine is supported by this anterior part of the spine. Between each pair of vertebrae is an intervertebral disc, a disc-shaped pad of fibrous cartilage with a jelly-like core that facilitates motion and also absorbs stresses during movement. The spine encloses and protects the spinal cord, a column of nerve tracts that run from every area of the body to the brain, through openings between the vertebrae called foramen, and which deliver sensation and control to the entire body.

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

Treatment alternatives for lumbar spine conditions range from non-operative conservative therapies to highly invasive surgical interventions. Conservative therapies are typically the initial treatments selected by patients and physicians and they include rest, bracing, physical therapy, chiropractics, electrical stimulation and medication. When conservative therapies fail to provide adequate pain relief, surgical interventions, including decompression and fusion procedures, may be used to address the pain.

Decompression

Decompression surgery (laminectomy/laminotomy) is a common procedure used to treat lumbar spinal stenosis by cutting away overgrown bone and tissue to relieve pressure on the spinal nerves. Lumbar stenosis is a degenerative condition, which means, if left untreated, may worsen over time. Lumbar stenosis is caused when over growth of bone and tissue places pressure on nerves as they exit the spine. There are three distinct areas where lumbar stenosis can occur depending on the location of the overgrown bone and tissue. Symptoms can include shooting pain, weakness, numbness, and tingling in the lower back and legs.

Fusion

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

Traditional fusion procedures typically involve an incision in the skin, and cutting muscle or moving organs to gain access to the spine. The degenerated disc is then removed, a process referred to as a discectomy, and a rigid implant, such as a bone graft or cage, is inserted to stabilize the diseased vertebrae. This process is referred to as fixation. A combination of the patient’s bone and/or marrow (bone graft) is usually used to fill the voids in the cage. These materials are intended to promote the growth of bone between the vertebrae. Surgeons often also affix supplementary rods and screws along the posterior elements of the spine to provide additional stabilization while the vertebrae fuse together during the six to eighteen months following surgery. The primary surgical fusion procedures performed in the lumbar region include: ALIF, PLIF, TLIF and direct lateral interbody fusion.

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

Posterior Lumbar Interbody Fusion, or PLIF.  To perform a PLIF procedure, surgeons access the spine through an incision on the center of the patient’s back. The surgeon then cuts through muscles and ligaments to gain access to the spine. Once at the spine, the surgeon removes bone from the lamina to gain access to the affected disc space where a discectomy is performed and a bone graft is placed. When compared to ALIF procedures, PLIF procedures are generally considered easier to perform and can achieve better nerve root decompression in certain cases. However, the anatomy of the spine prevents surgeons from removing the entire degenerated disc and limits the size of the implant or bone graft. Complications associated with PLIF procedures include nerve damage, soft tissue damage and implant migration.

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

Limitations of Traditional Lumbar Spine Procedures

While traditional decompression and fusion procedures can be effective at treating medical conditions affecting the lumbar spine, common drawbacks of these procedures may include:

•	Limited Reach. Traditional rigid instruments used in decompression surgery are generally limited in their ability to reach lumbar stenosis in all three regions of the spine (central canal, lateral recess, and neural foramen) and the surgeon frequently must cut through and remove healthy parts of the spine in order to access hard to reach areas where overgrown bone and tissue are compressing the nerves. Failure to remove all stenosis during decompression is often recognized as a leading cause of poor surgical outcomes, including continued symptoms and reoperation. In addition, removing anatomy important for spinal stability, such as the facet joints and posterior midline structures, in an attempt to access all three regions of stenosis may lead to a complication called instability and the possible need for a spinal fusion procedure to help re-stabilize the spine.

•	Disruption to Soft Tissue and Support Structures. Traditional lumbar fusion procedures require the creation of a pathway from the skin to the degenerative disc that is large enough to allow direct visualization and work by the surgeon. It is common to cut through healthy muscle or move critical organs, arteries, nerves and soft tissue, which can lead to bleeding, scarring, nerve damage and bowel disruption.

•	Significant Blood Loss. As a result of undergoing current lumbar fusion procedures, patients typically experience significant blood loss of between 100 and 1,400 cubic centimeters of blood. As a result, it is common for patients to use the hospital’s blood supply or donate units of their own blood before a lumbar fusion procedure to replenish any significant blood loss.

•	Lengthy Operative Procedure Times. It is common for current lumbar fusion procedures to take between 90 minutes and four hours to complete. With some procedures, a second surgeon may be required. Long procedure times increase the risk of complications and blood loss. Also, hospital and physician resources are consumed for lengthy periods of time, which reduces productivity and increases costs.

•	Lengthy Patient Hospital Stays. Patients remain in the hospital for an average of three days following a lumbar fusion procedure.

•	Significant Patient Recovery Time. Patients typically require three to six months to recover and rehabilitate after undergoing a lumbar fusion procedure before resuming normal activities.

•	Unresolved Patient Pain. Patients may continue to experience symptoms after undergoing lumbar fusion procedures even though x-rays show successful fusion has been achieved through the growth of new bone.

Our Solutions

AxiaLIF Products

We have developed what we believe is a less invasive approach allowing surgeons to perform fusion surgeries in the L4/L5/S1 region without many of the drawbacks associated with other lumbar fusion procedures. We refer to this proprietary approach as the pre-sacral approach. We have developed and are marketing a range of fusion products that are delivered using the pre-sacral approach: AxiaLIF Legacy, AxiaLIF Plus 1-Level, AxiaLIF Plus 2-Level and AxiaLIF Non-Distracting.

To access the spine using the pre-sacral approach, the surgeon creates an incision adjacent to the tailbone while the patient is lying on his stomach. The surgeon then navigates a blunt dissecting tool a short distance along the sacrum using x-ray imaging technologies. As the dissecting tool is advanced, it moves aside soft tissue structures such as fat and loose connective tissue surrounding the anterior sacrum. When the tool reaches an access point near the junction of the S1 and S2 vertebral bodies, a guide pin is inserted through the bone into the disc of the lowest lumbar motion segment (the L5/S1 disc) where the fusion procedure is then performed. A tubular dissector is inserted over the guide pin to create a tissue-protecting working channel between the surgical access site and the L5/S1 disc. This protected working channel provides access to the interior of the disc, where rotating cutters, brushes and rasps are used to remove disc material. This is followed by the introduction of bone graft material with special instrumentation and finally, insertion of our AxiaLIF implants. The implants immediately provide rigid fixation and can provide restoration of disc height based on the clinical pathology of the patient. The AxiaLIF Plus 2-Level device uses the same approach to provide access to both the L5/S1 and L4/L5 discs. The AxiaLIF procedures must be supplemented with facet or pedicle screws, which provide fixation for the back of the spine.

We believe the pre-sacral approach and our AxiaLIF devices provide the following benefits for patients, providers and payors:

•
Less Invasive Approach Minimizes Complications.  Our AxiaLIF products are delivered using the proprietary pre-sacral approach, which we believe is a less invasive solution for delivering fusion products to the L4/L5/S1 region. Procedures performed utilizing the pre-sacral approach have been documented to have favorable clinical safety profiles with low complication rates.

•	Spinal Stability. The pre-sacral interbody fusion approach does not violate or cut through the muscles, ligaments or bones that control the stability of the spine. Thus, the axial approach to the spine does not affect inherent spinal stability, a benefit that cannot be achieved with other approaches to interbody fusion. Moreover, in another recent peer-reviewed retrospective clinical series, the fusion rate associated with procedures utilizing the pre-sacral interbody fusion approach was demonstrated to be 93%. We believe this compares favorably with the fusion rates of 90-95% associated with other fusion procedures. See additional information under the heading “Clinical Experience” below.

•	Cost Effectiveness. Increased focus on health care quality and value has brought greater scrutiny than ever on the clinical and economic impact that technologies have on different stakeholders including patient, provider and payor. Various government and commercial programs, including payment bundling, accountable care organizations and value-based purchasing, new incentivize providers to deliver quality care in a cost-effective manner. We believe that pre-sacral interbody fusion employing our AxiaLIF device is well positioned in the current health economic climate based on its evidence of good clinical outcomes combined with a favorable economic profile. In addition to low morbidity, there are procedural efficiencies associated with pre-sacral interbody fusion that can potentially reduce costs borne by the provider and/or payor. Traditionally, surgeon-decision makers weighted a technology's clinical profile more heavily than hospital economic considerations; however, with the rapid growth in surgeons seeking employment by hospitals, we believe the hospital economics will be a more important driver of medical technology adoption going forward. We believe that this will provide an opportunity for us to differentiate the pre-sacral interbody fusion approach and our AxiaLIF devices from the traditional approaches to lumbar interbody fusion based on quality outcomes combined with positive impact on payor and provider economics.

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

The VEO’s retractor system features controlled retraction in the anterior/posterior plane via a muscle-splitting and muscle-sparing approach. The retractor system may reduce muscle disruption and is designed to eliminate the migration of muscle into the surgeon’s working area. The VEO lateral system offers a comprehensive portfolio of interbody implants in both parallel and lordotic angles to better match each patient’s anatomy. The VEO PEEK interbody implants contain five tantalum markers to enable fluoroscopic visualization of placement.

The VEO lateral system provides a complete discectomy and endplate preparation instrument set. Designed specifically for a lateral approach, these instruments are dimensionally optimized for operative visualization and controlled surgical manipulations.

iO-Flex

Our iO-Flex set of flexible instruments allow surgeons to target lumbar spinal stenosis during spinal decompression procedures. Decompression surgery with the iO-Flex instruments is performed through an open  incision in which the surgeon directly visualizes the thecal sac and exiting nerve roots, then utilizes a fine surgical wire to guide flexible instruments directly to the location of stenosis. The offending tissue and bone are removed as the iO-Flex shaver moves away from the nerve root. In decompression surgery with traditional rigid instruments, the surgeon advances the instruments toward the delicate nerve roots. In addition, the ability of traditional rigid instruments to access bone and tissue laterally may be limited by healthy bone. The flexible iO-Flex instruments are designed to “reach around” this bone to access target tissue.

The key differentiators of the iO-Flex instruments are:

•	Targets Stenosis and Thorough Decompression. The iO-Flex instruments offer improved access to thoroughly target areas where lumbar stenosis occurs: the lateral recess and foramen.

•	Economic Benefits. Less invasive decompression instruments may result in shorter operating times and hospital stays, lower complications, and improved recovery times compared to traditional instrumentation methods.

•	Preserving Healthy Bone and Tissue. Flexible instruments can allow surgeons to preserve healthy bone, ligaments, and muscle to help maintain spinal stability and in some cases avoid a more invasive fusion procedure.

•	Versatility. The iO-Flex instruments have utility in lumbar decompression procedures with and without spinal fusion and are able to treat up to two levels of stenotic foraminal openings on each side of the spine through one laminotomy.

iO-Tome

Our iO-Tome instrument received FDA clearance in July 2012 and was launched in 2013. It is a disposable facetectomy instrument that allows surgeons to perform rapid facetectomies while working above the exiting nerves. Our iO-Tome instrument utilizes the iO-Flex instrument platform to rapidly and accurately remove the facet joint, which is commonly performed in transforaminal or TLIF spinal fusion procedures.

Our Strategy

Our goal is to become a global leader in minimally invasive treatments for degenerative conditions affecting the spine. To achieve this goal, we are pursuing the following strategies:

•	Capitalize on the Baxano Acquisition and Focus Our Sales And Marketing Infrastructure To Penetrate the Market. We intend to continue expending significant resources targeting spine surgeons through our sales and marketing efforts in the United States and internationally in order to drive the adoption of our products. Our marketing will promote the differentiated features of our product’s technology to further penetrate the large global spine fusion market. Our new sales leadership and management team is confident in our product offering and our ability to leverage our growing customer base to cross-sell our differentiated technologies. Along with the sales team expansion in the United States, we intend to expand our presence in new and existing international markets through ongoing investment in our international infrastructure and use of independent sales agents and distributors.

Currently, our AxiaLIF system has coverage for approximately 100 million covered lives, primarily reflecting Medicare, Tricare, and some private payors. While we work to drive private payor reimbursement, we are unfolding a more focused sales targeting strategy to go after short-term opportunities that may drive case growth primarily from our other products; leading with iO-Flex and iO-Tome and cross selling VEO.

We are maintaining our focus on surgeon training and believe these peer-to-peer efforts are a key lever to drive overall growth. We recently completed our first “New Technology Training”. This was our first large scale training event that focused on training on all four of our products. Also, the addition of the state of the art San Jose, California training center in September 2013, will help provide more options for surgeons to gain cadaveric lab experience with our products as we now have training facilities on both the East and West Coast.

•	Drive Private Payor Reimbursement for AxiaLIF. We anticipate that increasing private payor reimbursement coverage and the improved AxiaLIF implant and instruments will allow us to rebuild our surgeon base and increase procedure volume over time. The greatest risk to the growth of AxiaLIF continues to be driven by a lack of broad private payor reimbursement for the Category I code that was established on January 1, 2013 (discussed below under “Third-Party Reimbursement”). We are employing a multi-pronged strategy to continue to expand the coverage. First, we are leveraging surgeon demand along with existing clinical data to have procedures pre-authorized on a case-by-case basis. Secondly, we continue to have further data published, which will increase the body of evidence we are sharing with medical directors and help overturn investigational or experimental policies that exist at some private payors. Third, we are making progress in gaining broader spine society support, which we feel is an important step towards gaining broader private payor reimbursement.

•	Expand Our Presence In The Direct Lateral Interbody Fusion Market. We intend to promote the differentiated features of our VEO lateral system which allows surgeons improved visualization as they perform a VEO lateral procedure, to help us further penetrate the direct lateral interbody fusion market. Our recently issued VEO United States patent further illustrates the differentiation with its unique approach through the psoas muscle.

•	Leverage Our Culture of Innovation to Expand Our Product Portfolio. We plan to continue to prudently invest to broaden and deepen our product lines. We are focused on a minimally invasive pedicle screw system to be used with our AxiaLIF and VEO fusion products. We currently anticipate commencing a limited market release in the second quarter of 2014 and a full commercial launch in the fourth quarter of 2014. On October 1, 2013, we launched the iO-Tome device, a novel disposable facetectomy instrument that allows surgeons to perform rapid facetectomies which commonly precede TLIF spinal fusion procedures. The iO-Tome instrument is configured to rapidly and precisely remove the facet joint. We anticipate that this new instrument will give us an entry point to TLIF procedures for the first time. This is important because TLIF is currently the most broadly adopted interbody fusion technique. We have commenced development of our own TLIF system to complement iO-Tome. We intend that a surgeon design team will focus on creating a minimally invasive approach that also leverages the iO-Tome instrument. We expect development on the TLIF products to continue through most of 2014 with a limited market release targeted in the fourth quarter. We have already achieved 510(k) clearance for the TLIF cage.

•	Generate Published, Peer Reviewed Clinical Literature that Demonstrates the Clinical and Economic Benefits of Our Products in Order to Help Support Adoption by All Stakeholders. We had one new clinical paper submitted for peer review and seven papers accepted for publication in the fourth quarter of 2013. With regard to VEO, we now have two papers published and have collected retrospective data for a third paper with 30 patients measuring short term safety outcomes that was submitted for peer review at the end of 2013.

The STRiDE study seeks to demonstrate the clinical value of the iO-Flex instruments using a decompression for a stable spondylolisthesis indication where fusion may not be necessary. This study completed enrollment of 47 patients in the fourth quarter of 2013 and  follow-up on this study is expected to be communicated over the next year.

Our Products

We currently market the AxiaLIF family of products for single and two level lumbar fusion, the VEO lateral access and interbody fusion system, the iO-Flex lumbar decompression instruments and the iO-Tome facetectomy instrument. We also market products that may be used with our primary products, including the Vectre facet screw system, Bi-Ostetic bone void filler, bowel retractors and additional discectomy tools, as well as a disposable bone graft harvesting system that can be used to extract bone graft from the hip for use in fusion procedures.

•	AxiaLIF Pre-sacral Access and Interbody Fusion System. Our AxiaLIF products include surgical instruments designed to create a safe and reproducible access route to the L4/L5/S1 vertebral bodies, fusion implants and supplemental stabilization products. We believe our AxiaLIF implants and instruments, combined with facet screws and/or pedicle screws, provide surgeons with the tools necessary to perform a lumbar fusion in a less invasive manner. We sell these products to our customers in procedure kits that include all the instruments and implants needed to complete a lumbar fusion.

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

The pre-sacral interbody fusion approach requires the use of a sterile set of surgical instruments that are used to create a working channel and to prepare the disc and vertebrae for our implant. The instrumentation contained in the set includes stainless steel navigation tools and tubular dissectors to create the working channel, as well as nitinol cutters and brushes to cut and remove the degenerated disc material and prepare the disc space for our implant and the bone graft material.

•	VEO Lateral Access and Interbody Fusion System. Our VEO lateral access and interbody fusion system is a minimally invasive direct lateral system featuring a two-stage retraction method that focuses on nerve visualization followed by muscle retraction. The VEO lateral system is designed for direct visualization of the psoas muscles and adjacent nerves prior to muscle dissection, and features a full range of PEEK (polyetheretherketone) lateral interbody implants and a variety of ergonomic instruments.

•	iO-Flex Minimally Invasive Decompression Instruments. Our iO-Flex minimally invasive set of flexible instruments allow surgeons to target lumbar stenosis of the spine with minimal disruption to the patient’s healthy anatomy critical for maintaining spinal stability. Our iO-Flex instruments were designed to do a thorough decompression while sparing the facet joints and posterior midline structures. The device is a single use disposable set of instruments that can be used at multiple levels during the same spinal procedure. The instruments include the following components:

o	iO-Flex Probe delivers the iO-Flex Wire for access to the areas of stenosis in the spine.
o	iO-Flex Wire is the guide wire over which the other tools will be introduced to the area of stenosis.
o	iO-Flex Neuro Check® device helps confirm the location of the nerve to be decompressed when direct visualization of the neural structures is compromised.
o	iO-Flex MicroBlade Shaver® instrument is designed to allow surgeons to precisely shave away the targeted bone and tissue that is compressing the nerve.
o	iO-Flex Distal Handle attaches to and is used to manipulate the microblade shaver device.

•	iO-Tome Minimally Invasive Rapid Facetectomy Instruments. Our iO-Tome instrument received FDA clearance in July 2012 and was launched in 2013. It is a novel disposable facetectomy instrument that allows surgeons to perform rapid facetectomies while working above the exiting nerves. Our iO-Tome instrument utilizes our iO-Flex instrument platform to rapidly and precisely remove the facet joint, which is commonly performed in TLIF spinal fusions.

•	Vectre Facet Screw System. Our Vectre facet screw system was commercially launched in 2010 and offers a cannulated facet screw inserted over a guidewire to provide stability. The Vectre system features are designed to offer a minimally invasive posterior fixation option in select patients.

•	Bi-Ostetic Bone Void Filler. In February 2010, we began selling Bi-Ostetic, a synthetic, osteoconductive material intended to be used to fill voids and gaps that are not intrinsic to the stability of bone structure. These gaps or voids may be located in the extremities, spine, or pelvis. In spine surgery, it can be used to fill a void in the sacrum or as a substitute or adjunct to autograft or allograft during posterolateral fusion. Bi-ostetic is not indicated for use in the interbody space during interbody fusion procedures or in load bearing applications.

•	Iliac Crest Bone Graft Harvesting System. Our disposable iliac crest bone graft harvesting system was developed to aid surgeons in harvesting iliac crest autograft via a minimally invasive approach. Fusion success is dependent on a proper disc preparation technique, including a thorough discectomy with removal of the cartilaginous endplate and nuclear material. Use of autograft, which is osteogenic, osteoinductive and osteoconductive, further improves the chances of fusion success. Because it is harvested from the patient, it eliminates risk of disease transmission. It provides living cells as well as scaffolding for new bone growth.

Product Pipeline

Our product development efforts are currently focused on pursuing improvements to enhance our current product lines and to also pursue products that have a short pathway to regulatory clearance and commercialization. One focus is our minimally invasive Avance pedicle screw system to be used with our AxiaLIF and VEO fusion products. We currently anticipate commencing a limited market release in the second quarter of 2014 and a full commercial launch in the fourth quarter of 2014.

On October 1, 2013, we launched the iO-Tome instrument, a novel disposable facetectomy instrument that allows surgeons to perform rapid facetectomies when performing TLIF spinal fusion procedures. We have commenced development of our own TLIF system to complement iO-Tome, and received FDA 510(k) clearance for a TLIF cage system in 2012. We intend that a surgeon design team will focus on creating a minimally invasive approach that also leverages the iO-Tome instrument. We expect development on the TLIF products to continue through most of 2014.

In the future, we expect our product offerings will be expanded to address additional clinical applications in the surgical treatment of conditions affecting the spine with an emphasis on minimally invasive approaches. Such applications could require FDA 510(k) clearance. We also have an active program aimed at developing tools, new implants and product line extensions that are designed to improve outcomes and lower complications.

Market Opportunity

The number of spinal surgeries with significant implants increased about 4.0% for patients in U.S. hospitals between 2012 and 2013, according to data provided by Millennium Research Group (“MRG”) of Toronto, Ontario. Instrumented fusions of the thoracolumbar spine increased 3.6% to 380,000. Our management believes that approximately 228,000, or 60.0%, are applicable to our primary offerings, including our AxiaLIF products, VEO lateral system and iO-Tome instruments. Management believes that our iO-Flex instruments used by surgeons during spinal decompression procedures address 70.0% to 80.0% of the expected 330,000 decompression procedures.

Orthopedic Network News estimates the U.S. spine market today is $5.6 billion. Our management believes that our primary offerings, together with the complementary products we offer, represent $3.9 billion or 69.9% of the addressable market, which is expected to increase with the addition of our new products and product line extensions.

Competition

The medical device industry is highly competitive, subject to technological change and significantly affected by new product introductions and market activities of other participants.

Our current products, and any future products we commercialize, will be subject to intense competition. Our competitors include providers of conservative, non-operative therapies for lower lumbar spine conditions, as well as a number of major medical device companies that have developed or plan to develop products for minimally invasive spine surgery in each of our current and future product categories. We believe that the principal competitive factors in our markets include:

•	improved outcomes for medical conditions affecting the lumbar spine;
•	acceptance by spine surgeons;
•	ease of use and reliability;
•	product price and qualification for reimbursement;
•	technical leadership and superiority;
•	effective marketing and distribution; and speed to market.

We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. Our most significant competitors are Medtronic Sofamor Danek, Johnson & Johnson DePuy Spine, Stryker Spine, NuVasive, Zimmer Spine, Synthes, Orthofix International, Globus Medical, LDR Spine, Alphatec Spine and Misonix Inc., many of which have substantially greater sales and financial resources than we do. In addition, these companies may enjoy several competitive advantages, including greater name recognition; established distribution networks; entrenched relationships with physicians; and greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products.

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

Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate reimbursement and demonstrate that they provide more clinical and economic value than alternatives available for the same purpose. We need to focus on sales and marketing activities and differentiate our products on the basis of performance, brand name, reputation, and price. Because of the size of the potential market, we anticipate that companies will dedicate significant resources to developing competing products.

Sales and Marketing

Our sales and marketing effort primarily targets orthopedic spine and neurosurgeons. We also market our products at various industry conferences and through industry organized surgical training courses.

We market and sell our products in the United States, through a combination of direct sales representatives and independent sales agents and distributors. As of December 31, 2013, our U.S. sales team had 49 members comprised of direct representatives, management and support staff.

As of December 31, 2013, we utilized independent sales agents and third party distributors for all markets outside of the United States.

In 2013, we received regulatory approvals for certain of our products in Mexico, Colombia and Turkey. In Colombia and Mexico, we have established relationships to begin distributing AxiaLIF Plus and VEO. In Turkey, a current distributor of AxiaLIF will add iO-Flex to its portfolio.

Aside from the EU and the countries referenced above, we have some products approved for distribution in Dubai, Hong Kong and China. Additional products are pending in each of these countries as well as in Mexico, Japan, Brazil, Russia, Malaysia, Slovakia and Kuwait.

Surgeon Training

We devote significant resources to educating surgeons and their staff on the skills involved in the usage of our products. We believe that the most effective way to introduce and build market demand for our products is by offering comprehensive educational opportunities. We accomplish our surgeon educational objectives primarily through hands-on experience on a cadaveric or surrogate model, supplemented by web-based didactic instruction by surgeons experienced with our products. For cadaveric training, we utilize third-party laboratories and have state-of-the-art training facilities at our office in San Jose, California and our headquarters in Raleigh, North Carolina. We recently completed our first “New Technology Training.” This was our first large scale training event that focused on training on all four of our primary products.

Clinical Experience

As of December 31, 2013, over 13,500 procedures have been performed employing our AxiaLIF device by more than 500 surgeons. This amount includes over 11,000 procedures using AxiaLIF Legacy or AxiaLIF Plus 1-Level, with the remainder being implants using AxiaLIF 2L or AxiaLIF Plus 2-Level. Our AxiaLIF Legacy and AxiaLIF Plus 1-Level products have been the subject of a significant number of clinical evaluations and medical publications. We believe that more than 85 articles have now been published about the clinical experience associated with utilizing our AxiaLIF products. The results of more recent published articles are summarized below:

•	In August 2013, an article was published in Medical Devices: Evidence and Research (“Axial lumbar interbody fusion: a 6-year single-center experience,” by Zeilstra et al.) that discusses a single surgeon’s experience using the AxiaLIF device. This is the largest series of patient data to date by one surgeon. In this study of 131 patients with degenerative disc disease, there were no intraoperative complications, including vascular, neural, urologic, or bowel injuries reported. Clinical outcomes demonstrated a decrease in back and leg pain severity by 51% and 42%, respectively. Overall back function scores improved by 50% compared to baseline. Clinical success (defined as improvement ≥ 30%) was 67% for back pain severity, 65% for leg pain severity, and 71% for back function. The employment rate increased from 47% before surgery to 64% at final follow-up. Lastly, patient satisfaction with AxiaLIF was 83% and the fusion rate was 87.8% at final follow-up.

•	In September 2013, an article was published in Medical Devices: Evidence and Research (“Clinical and radiographic outcomes with L4–S1 axial lumbar interbody fusion (AxiaLIF) and posterior instrumentation: a multicenter study,” by Tobler et al.) that discusses the outcome of a retrospective study of 52 patients on the two-level AxiaLIF device conducted at four clinical sites. The results demonstrated a 56% improvement in patient back pain two years after surgery compared to immediately prior to the procedure. In addition, there was a 42% improvement in the Oswestry Disability Index (“ODI”) a commonly used measure for levels of disability in daily living activities. Back pain clinical success and ODI clinical success (defined as ≥ 30% improvement from baseline) was 75% and 50%, respectively. At final follow-up, 87% were rated as good or excellent according to Odom’s criteria. The article also reports that the procedures utilizing our pre-sacral approach demonstrated a 93% fusion rate. The article further concludes that, for the evaluated population, our pre-sacral approach did not result in any vascular or neural injury. In addition, while we have received reports of bowel injury associated with our pre-sacral approach, no bowel injuries were reported in this article. Not all patients have the same experience when treated with AxiaLIF.

•	In October 2013, an article was accepted for publication in Spine (“Biomechanical effect of TLIF and Axial Interbody Threaded Rod on Range of Motion and S1 Screw Loading in a Destabilized L5-S1 Spondylolisthesis Model,” by Fleischer et al.) that compared the reduction in pedicle screw strain and spinal range of motion between AxiaLIF and TLIF in a cadaveric model. The findings demonstrated AxiaLIF significantly reduced screw strain in extension compared to TLIF and AxiaLIF reduced range of motion in flexion-extension, lateral bending and in torsion. The authors concluded that AxiaLIF decreases the range of motion of the spine which provides the necessary stabilization needed to allow fusion to occur. Concurrently, AxiaLIF also decreases the amount of strain seen on the S1 screw, decreasing the chances of screw failure and maintains the necessary stabilization of the spine, ultimately allowing fusion to occur.

•	In December 2013, in The Journal of Spinal Disorders and Techniques featured two clinical studies focused on the AxiaLIF Plus pre-sacral access and interbody fusion system and our iO-Flex decompression instrument.

“Comparison of Axial and Anterior Interbody Fusions of the L5-S1 Segment: A Retrospective Cohort Analysis,” (Whang et al.) describes a head-to-head study by two independent spine surgeons comparing AxiaLIF Plus to ALIF in 96 total patients. AxiaLIF Plus 1-Level (L5-S1) with pedicular fixation was compared to ALIF (L5-S1) with pedicular fixation. All patients had two year or greater follow up with thin slice CT scans. In the surgeons' combined review, AxiaLIF Plus demonstrated higher fusion rates than ALIF, although the difference was not statistically significant. Further, the AxiaLIF cohort experienced no serious adverse events, compared with the ALIF cohort, in which one serious adverse event was reported.

“Facet-sparing Decompression With a Minimally Invasive Flexible Microblade Shaver: A Prospective Operative Analysis,” (Dickinson et al) describes data from a prospective, observational study on 59 subjects who underwent a facet-sparing decompression using the iO-Flex minimally invasive decompression instrument for lumbar spinal stenosis. Operative technique, operative data and surgical adverse events were evaluated. There were no device-related operative complications with the iO-Flex instrument. A subset of patients were evaluated radiographically using CT scans and showed that access to the lateral recess and foramen was achieved with removal of less than 6% of the superior facet cross-sectional area.

Our decompression product, iO-Flex, continues to grow rapidly with now over 7,000 procedures completed to date by more than 500 surgeons. Our first clinical study on iO-Flex is well underway and the short-term results are positive.

Our lateral fusion product, VEO, was released in November of 2011 and continues to grow, both in procedures and publications. In 2013, we had two articles that were published about the clinical experience associated with utilizing our VEO lateral system. The results of the published articles are summarized below:

•	In May 2013, an article was published in Medical Devices: Evidence and Research (“TranS1 VEO System: a novel psoas-sparing device for transpsoas lumbar Interbody fusion,” by Hardenbrook et al.) that describes the clinical uses, procedural details, and indications for use of the VEO system. In this paper, the author reports his clinical findings on 65 subjects. Using validated outcome tools, Visual Analog Scale (VAS) and the Oswestry Disability Index, Hardenbrook demonstrated back pain improvement of 48% and back function improvement of 34% over pre-operative scores. There were also no nerve, vascular, or intra-abdominal injuries. The author feels that the direct visualization to the psoas and surrounding nerves potentially reduces iatrogenic injury and the risk of postoperative thigh symptoms.

•	In December 2013, an article was published in Neurosurgery (“Genitofemoral Nerve Protection During the Lateral Retroperitoneal Transpsoas Approach,” by Tender et al.) that discusses the early clinical results of 13 subjects from a single surgeon and compares the results to a historical matched cohort using a different lateral system. The findings for operative time and estimated blood loss were similar but the hospital length of stay was shorter in the VEO cohort and was found to be a statistically significant difference. In this study, the genitofemoral nerve (GFN) was identified in 7/13 patients compared to the historical cohort (0/13), which does not use direct visualization. Thigh pain at two weeks post-op was reported in one patient compared to five patients in the control arm. There were no reports of thigh pain at three months post-op in this study but three patients still reported thigh pain in the control arm. Historically, the lateral approach has been marked with having a relatively high incidence of complications, most of them are transient in nature, and some surgeons consider these complications to be a natural part of surgery.

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

An increasingly common reimbursement methodology followed by many payors is Medicare's Diagnosis-Related Group, or DRG, payment system for reimbursing facilities. Under this model, hospitals are paid a set amount to cover the costs associated with a fusion patient including the cost of the device used in the procedure. The most commonly associated DRGs for spinal fusion are 453/454/455 (“Combined Anterior/Posterior Spinal Fusion with major complications and comorbidities (MCC), with complications and comorbidities (CC) or without MCC/CC”) and 459/460 (“Spinal Fusion Except Cervical with or without MCC”). Private payors typically use Medicare DRGs as a benchmark when setting their own reimbursement rates for facilities but typically pay above Medicare established rates.

Surgeons use the CPT system to bill payors for their service in performing our procedures. CPT codes describe the services and procedures provided for patients to third-party payors so that physicians may be reimbursed. For CPT coding purposes, our VEO procedure is considered an anterior lumbar interbody fusion, for which a Category I code has existed for some time. Effective January 1, 2009, the AMA implemented a Category III CPT code for pre-sacral interbody fusion. Unlike Category I CPT codes, Category III codes do not have a set value which physicians use as a benchmark for setting their fee. Additionally, some payors view Category III codes as “investigational” or “experimental” and may not reimburse them. However, unlike many new or novel procedures, pre-sacral interbody fusion is merely an access variation on the current standard of care (interbody spinal fusion). The implementation of a Category III code for pre-sacral interbody fusion, together with a broad reduction in payor approval for spinal fusion procedures beginning in 2009, resulted in a period of persistent decline in our revenues.

In March 2012, we announced that the Panel, voted to approve an application for a new Category I CPT code, 22586, for L5/S1 pre-sacral interbody fusion (Arthrodesis, pre-sacral interbody technique, including disc space preparation, discectomy, with posterior instrumentation, with image guidance, includes bone graft when performed, L5-S1 interspace). In addition, the Panel voted to establish a new Category III CPT code, 0309T (Arthrodesis, pre-sacral interbody technique, including disc space preparation, discectomy, with posterior instrumentation, with image guidance, includes bone graft, when performed, lumbar, L4-L5 interspace (use in conjunction with 22586), as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the AMA’s website on March 2, 2012, and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF Plus 1-Level device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation. The Medicare final rule released in November 2013, revises upward the PERVUs for CPT code 22586 for pre-sacral interbody fusion in 2014. The total RVUs for CPT Code 22586 are 53.76 in 2014, an 18.8% increase over 2013.

Internationally, reimbursement and healthcare payment systems vary substantially from country to country and include single-payor, government-managed systems as well as systems in which private payors and government-managed systems exist side-by-side. Our ability to achieve market acceptance or significant sales volume in international markets will depend in large part on the availability of reimbursement for procedures performed using our products under the healthcare payment systems in such markets. There is favorable reimbursement in Germany for pre-sacral interbody fusion. We also received a favorable ruling from the British United Provident Association, the leading provider of private health insurance and healthcare services in the United Kingdom. A small number of countries may require us to gather additional clinical data before recognizing coverage and reimbursement for our products. It is our intent to complete the requisite clinical studies and obtain coverage and reimbursement approval in countries where it makes economic and strategic sense to do so.

We believe that the overall escalating cost of medical products and services will continue to lead to increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that government or other third-party payors will cover and reimburse our products in whole or in part in the future or that payment rates will be adequate. In addition, it is possible that future legislation, regulation, or reimbursement policies of third-party payors will adversely affect the demand for our products or our ability to sell them on a profitable basis. The unavailability or inadequacy of third-party payor coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

Research and Development

As of December 31, 2013, our research and development team was comprised of 15 employees who have extensive experience in developing products to treat medical conditions affecting the lumbar spine. These employees work closely with our clinical advisors and spine surgeon customers to design and enhance our products and approach. Our research and development group develops new technologies and innovative products to address unmet clinical needs in the treatment of degenerative spinal diseases through minimally invasive approaches. Our research and development spending was $6.9 million, $5.5 million and $5.2 million for the years ending December 31, 2013, 2012 and 2011, respectively. Since inception, we have devoted significant resources to develop and enhance our products and expect to continue to do so in the future.

Manufacturing and Supply

Product Manufacturing

Our San Jose, California facility is a vertically integrated manufacturing organization consisting of 7,000 square feet of manufacturing space including a 1,800 square-foot Class 8 controlled environment room. All iO-Flex and iO-Tome product manufacturing, including subassemblies, final assemblies, packaging, and product release, are performed at the San Jose facility. This family of products is sterilized using e-beam sterilization, which is outsourced and performed by an FDA-registered supplier who is certified to ISO 13485. We also manufacture other product subassemblies at the San Jose facility leveraging the manufacturing core competencies such as the nitinol nucleus cutter blades.

In addition to our manufacturing center in San Jose, we have partnered with a strategic supplier located in Bloomington, Minnesota who performs product assembly, packaging, and labeling of our fusion products. These products, depending on the product family, are sterilized using Ethylene Oxide or Gamma sterilization, which is outsourced to a qualified sterilization facility. Both U.S. based suppliers are FDA-registered and are certified to ISO 13485. We believe these manufacturing partnerships provide the most flexible and cost effective approach to our current manufacturing needs. As our business needs change, however, we may consider alternative manufacturing strategies to increase capacity and improve operational efficiencies.

Supply Chain and Distribution

Materials, including disposable components, reusable instruments and implants, are procured through third-party manufacturers who undergo qualifications and are tightly controlled and monitored through supply chain management (supplier selection, development, and approval process) and process control procedures. To mitigate supply chain risk, secondary suppliers are selected and qualified. All incoming purchased materials and sterilized products are received, inspected and released by our Quality staff at the San Jose facility per established standard operating procedures. After passing inspection, product is transferred and warehoused in controlled locations in preparation for customer distribution. Product distribution is located in San Jose, Raleigh and through a third-party distribution facility in Memphis, Tennessee.

We reserve the right to audit suppliers to assure conformance of each product and component to our specifications. In addition, FDA or other regulatory authorities may inspect our facilities and those of our suppliers to ensure compliance with Quality System Regulations (“QSR”).

Patents and Proprietary Technology

We rely on a combination of patent, trademark, copyright, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that, in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

Patents

In October 2013, a United States patent was issued to which we have exclusive license rights covering the direct visualization approach of the VEO lateral access and interbody fusion system. Additional United States patent applications on this technology and for which Baxano Surgical is the assignee are also pending. The VEO lateral system was launched in early 2012 and features a streamlined radiolucent access retractor and a comprehensive portfolio of discectomy instrumentation and implants. The VEO lateral system employs similar patient positioning, discectomy and implant placement as other lateral systems on the market, and is compatible with neuromonitoring. However, VEO is uniquely designed for direct visualization of the psoas muscle and associated nerves throughout dissection of the psoas due to the proprietary two-stage retraction process with shallow docking.

As of December 31, 2013, we had eighty-five issued United States patents, thirty-four pending patent applications or provisional patent applications in the United States, eight issued European patents (each with numerous national validations), eleven issued Japanese patents, six Australian patents, eleven foreign patent application families as counterparts of U.S. cases and 31 pending foreign patent applications. The issued and pending patents cover, among other things:

•	our method for performing pretrans-sacral procedures in the spine, including diagnostic or therapeutic procedures, and trans-sacral introduction of instrumentation or implants;
•	apparatus for conducting these procedures including access, disc preparation and implantation including the current AxiaLIF instruments individually and in kit form;
•	implants for fusion and motion preservation in the spine;
•	a direct lateral access and interbody fusion system;
•	posterior fixation systems; and
•	instrumentation individually and in kit form for accessing target spinal tissue, confirming the location of neural tissue, and modifying target tissue to achieve decompression.

The issued patents have expiration dates between 2020 and 2029. Expiration may occur earlier under certain circumstances, such as if we do not continue to pay maintenance fees to the United States Patent and Trademark Office. We have multiple patents covering unique aspects and improvements for many of our methods and products. We do not believe that the expiration of any single patent is likely to significantly affect our business, operating results or prospects.

Trademarks

We own seventeen trademark registrations in the United States, twelve trademark registrations in the European Union, two registered trademarks in Canada and two registered trademarks in China. We also own six pending trademark applications in the United States, two pending trademark applications in the European Union and two pending trademark applications in China.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or premarket approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which in many cases requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as requesting 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as many life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketable device, are placed in class III, requiring a PMA. Our current commercial products are class II devices marketed under FDA 510(k) premarket clearance or are Class I and exempt from 510(k) or PMA regulation. Premarket clearance applications are subject to the payment of user fees, paid at the time of submission for FDA review.

510(k) Clearance Pathway

To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketable device not requiring a PMA. Although the FDA set performance goals to respond to a 510(k) premarket notification within 90 days of submission of the application, the FDA’s 510(k) clearance pathway usually takes three to twelve months, or even longer, depending on the extent of requests for additional information by the FDA. Additional information can include clinical data to make a determination regarding substantial equivalence.

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

Clinical Trials

Clinical trials are sometimes required for a 510(k) premarket notification. In the U.S., these trials require submission of an application for an investigational device exemption, or IDE, unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites. Clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent, healthcare privacy and financial disclosure by clinical investigators. A clinical trial may be suspended by the FDA or the investigational review board at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the study. Even if a study is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient to obtain clearance or approval. Similarly, in Europe, the clinical study must be approved by the local ethics committee and in some cases, including studies of high-risk devices, by the Competent Authority in the applicable country.

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

We must register with the FDA as a medical device manufacturer and must obtain all necessary state permits or licenses to operate our business. As manufacturers, we are subject to announced and unannounced inspections by the FDA to determine our compliance with quality system regulation and other regulations. Legacy TranS1 Inc. and Baxano, Inc. were inspected by the FDA in May 2010 and February 2011, respectively, and these inspections are closed with no enforcement actions resulting from them. The Wilmington, North Carolina facility was visited by an FDA inspector in September of 2013 who confirmed all manufacturing operations had been transferred to San Jose, California. We believe that we are in substantial compliance with quality system regulation and other regulations.

The manufacturing facilities of our suppliers and contract manufacturer partners are also subject to announced and unannounced inspections by the FDA. Our quality agreements with these partners obligate them to be in substantial compliance with U.S. regulations in this area and none of our critical suppliers are undergoing any FDA enforcement action.

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.

The European Union, which consists of 28 of the major countries in Europe, has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking and, accordingly, can be commercially distributed throughout the member states of the European Union, and other countries that comply with or mirror these directives. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body,” an independent and neutral institution appointed to conduct conformity assessments. This third-party assessment consists of audits of the manufacturer’s quality system for conformance to applicable quality system standards such as the Quality System, or ISO 13485, and compliance of each product with the Medical Device Directive (MDD93/42/EEC as amended by directive 2007/47EC). TranS1 Inc.’s quality system was initially certified by Intertek ETL-Semko, and Baxano Inc.’s system was initially certified by BSi. Both the Wilmington, North Carolina and San Jose, California facilities have active ISO 13485 total quality certificates and we are in the process of transferring the product certificates to Intertek. We expect to combine the ISO 13485 certificates early in the second quarter of 2014.

Fraud and Abuse

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. The anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. In implementing the statute, the Office of Inspector General (“OIG”) has issued a series of regulations, known as the “safe harbors,” which began in July 1991. These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy all requirements of an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG. Penalties for violations of the federal anti-kickback statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The number of filings of qui tam actions has increased significantly in recent years, causing more healthcare companies to have to defend a False Claim action. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each separate false claim. Various states have also enacted similar laws modeled after the federal False Claims Act which apply to items and services reimbursed under Medicaid and other state programs; in several states these laws apply regardless of the payor.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment.

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

While we have adopted a comprehensive compliance program to attempt to comply with these laws and regulations, if any of our operations are found to have violated or be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, among them being civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of our operations. For a discussion of our settlement with the OIG, please see the risk factor that begins “We have entered into a Settlement Agreement and Corporate Integrity Agreement with certain U.S. government entities” under Item 1A. “Risk Factors.”

Employees

As of December 31, 2013, we had 140 employees, 139 of whom were full-time employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that we maintain good relations with our employees. We operate in certain foreign countries through distributor and agent relationships.

General Information

We were incorporated in Delaware in May 2000 under the name “aXiaMed, Inc.” and changed our name to “TranS1 Inc.” in February 2003. On May 31, 2013, we changed our name from TranS1 Inc. to Baxano Surgical, Inc. after completing the acquisition of Baxano, a medical device company headquartered in San Jose, California. Effective March 1, 2013, our principal executive office is located at 110 Horizon Drive, Suite 230, Raleigh, North Carolina 27615 and our telephone number is (919) 800-0020. Our website is www.baxanosurgical.com. The information on, or that can be accessed through, our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website, at www.baxanosurgical.com, free of charge as soon as practicable after filing with the SEC.

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

Risks Related to Our Business and Operations

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate sufficient revenue to achieve or maintain profitability.

We have incurred losses in each year since our inception and before being acquired by us, Baxano also incurred significant losses since its inception in 2005. We expect to continue to incur losses in the operation of our business in the foreseeable future. To date, we have financed our operations entirely through equity and debt financings, and we expect to continue to rely on those sources of funding, to the extent available, for the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs pertaining to the closing of the Merger and related regulatory filings, and personnel expenses. We have devoted substantially all of our time, money and efforts to date to the advancement of our technology and raising capital to support our business, and expect to continue to devote significant time, money and efforts to such activities going forward.

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

Our audited financial statements for the fiscal year ended December 31, 2013, were prepared on the basis that our business would continue as a going concern in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We may be forced to delay or limit planned product development, marketing or product commercialization efforts, pursue a plan to license or sell our assets, cease our operations and/or seek bankruptcy protection if we are unable to raise additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that our funding plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Our indebtedness could negatively impact our financial health.

On December 3, 2013, we obtained a credit facility, or the Credit Facility, of up to $15.0 million from Hercules Technology Growth Capital, Inc. (“Hercules”) to pay off the existing credit facility we assumed in connection to the Merger and cash collateralize letters of credit issued thereunder, and for general corporate and working capital purposes. Our indebtedness could have important consequences to us, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions or general corporate or other purposes;

24

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

The Credit Facility is governed by a loan and security agreement, dated December 3, 2013 (the “Loan Agreement”), which contains limitations on our ability to engage in certain activities that may be in our long-term best interests. Our failure to comply with these limitations could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

If we fail to evaluate and execute strategic opportunities successfully, our business may suffer.

From time to time, we evaluate strategic opportunities available to us for product, technology or business transactions, such as business acquisitions or divestitures. For example, we acquired Baxano in May 2013. If we choose to enter into such transactions, we face certain risks, such as the failure of an acquired business to meet our performance expectations, diversion of management attention, identification of additional liabilities relating to the acquired business, retention of existing customers of our current and acquired businesses, and difficulty integrating an acquired business's operations, personnel and financial and operating systems into our current business.

We may not be able to adequately address these risks or any other problems that arise from our recent or future acquisitions or divestitures. Any failure to successfully evaluate strategic opportunities and address risks or other problems that arise related to any such business transaction could adversely affect our business, results of operations or financial condition.

If we fail to generate market acceptance of our products and educate and train surgeons as to the distinctive characteristics of our product candidates, we will not be able to generate revenues on our product candidates.

Acceptance in the marketplace of our lead product candidates depends in part on our and our third party contractors’ ability to establish programs for the training of surgeons in the proper usage of those product candidates, which will require significant expenditure of resources. Convincing surgeons to dedicate the time and energy necessary to properly train to use our products and techniques is challenging, and we may not be successful in those efforts. If surgeons are not properly trained, they may ineffectively use our products. Such misuse could result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our products are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for those product candidates among certain select groups of the population and develop programs to effectively train them to use those products. If we fail to do so, we will not be able to generate revenue from product sales and our business, financial condition and results of operations will be adversely affected.

To be commercially successful, spine surgeons must accept that our products are a safe and effective alternative to other surgical treatments of certain spine disorders.

Our revenue is primarily derived from sales of our AxiaLIF, VEO and iO-Flex products and related surgical instruments. We expect that sales of our AxiaLIF, VEO and iO-Flex products will continue to account for a substantial portion of our revenues for the foreseeable future. We believe spine surgeons may not widely adopt our products unless they determine, based on experience, long-term clinical data and published peer reviewed journal articles that our products provide a safe and effective alternative to conventional procedures used to treat certain spine disorders or other non-conventional procedures offered by our competitors. Spine surgeons may be slow to adopt our technology for the following reasons, among others:

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

We obtained 510(k) clearance to manufacture, market and sell all of our currently U.S. marketed products for which FDA clearance is required. In order to obtain 510(k) clearance, a manufacturer must demonstrate to the FDA’s satisfaction that its device is “substantially equivalent” to other legally marketed devices not requiring a PMA. In contrast, certain high-risk and/or new devices require submission of a PMA application to the FDA. Such a PMA application must demonstrate that the device is safe and effective for the proposed indication, and must be supported by extensive data from preclinical studies and human clinical trials. The FDA’s 510(k) clearance process is therefore less costly and rigorous than the PMA process and requires less supporting clinical data. Because our devices were cleared for marketing through the 510(k) process or were exempt from the 510(k) process, we currently lack the breadth of published long-term clinical data supporting the efficacy of our products and the benefits they offer that might have been generated in connection with the PMA process.

The demand for our products and the prices that customers and patients are willing to pay for our products depend upon the ability of our customers to obtain adequate third-party coverage and reimbursement for their purchases of our products.

Sales of our products depend in part on the availability of adequate coverage and reimbursement from governmental and private payors. In the United States, healthcare providers that purchase our products generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, to pay for all or a portion of the costs and fees associated with our products. Physicians generally use billing codes known as CPT codes to report professional services rendered for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the Panel.

Prior to 2009, surgeons performing the pre-sacral interbody fusion procedure billed third-party payors using existing procedure codes. Effective January 1, 2009, the AMA, however, created a new emerging technology CPT code — or Category III code — to facilitate data collection on and assessment of new services and procedures such as the pre-sacral interbody fusion procedure. This change made it more difficult for physicians to obtain reimbursement for our pre-sacral interbody fusion utilizing AxiaLIF because many commercial payors view a Category III code as “experimental” or “investigational” and thus will not pre-approve the procedure or will decline to pay for the procedure until they see additional clinical evidence. This uncertainty around the availability and amount of reimbursement has caused some physicians to revert to other fusion surgeries where coverage and reimbursement are more certain. We made a presentation to the Panel at their October 2011 meeting, asking them to consider transitioning the Category III code to a permanent Category I code for pre-sacral interbody fusion. On November 8, 2011, we received notice from the AMA that the Panel rejected our request to convert Category III codes 0195T and 0196T, used to bill for the service in which our product is used, to Category I codes. We subsequently presented to the Panel at their February 2012 meeting, again asking them to consider transitioning the Category III code to a permanent Category I code for pre-sacral interbody fusion. On March 5, 2012, we announced that the Panel voted to approve an application for a new Category I CPT code, 22586, for L5/S1 spinal fusion via the pre-sacral approach. In addition, the Panel voted to establish a new Category III CPT code, 0309T, as an add-on code to the new Category I code for use with 22586 when performing L4/5 spinal fusion. The new CPT codes were announced on the AMA’s website on March 2, 2012 and became effective on January 1, 2013. The Medicare final rule was released in November 2012, which stated a valuation of the Category I CPT code 22586 for pre-sacral interbody single level spinal fusion at L5-S1, and became effective January 1, 2013. This CPT code, which applies to our AxiaLIF Plus 1-Level device, is a bundled lumbar arthrodesis procedure that includes bone graft, posterior instrumentation and fixation. The Medicare final rule released in November 2013, revises upward the PERVUs for CPT code 22586 for pre-sacral interbody fusion in 2014. The total RVUs for CPT Code 22586 are 53.76 in 2014, an 18.8% increase over 2013.

Third-party payors continue to review their coverage policies carefully for existing and new therapies and can, without notice, deny coverage for treatments that include the use of our products. While we have received several positive coverage and reimbursement decisions from payors for the use of our products during the period from January 2013 through February 2014 and are currently engaged in discussions with other payors, it is difficult to predict the timing of receiving any additional positive coverage decisions and there is no guarantee that payors will make any additional positive coverage decisions. Our business would be negatively impacted to the extent any such coverage decisions reduce our customers’ ability to obtain coverage and reimbursement for the procedures using our products. In addition, our stock price could be negatively affected to the extent that coverage decisions by payors do not reflect market expectations for such decisions.

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

The market for treatment of spine disorders is highly competitive and subject to rapid and profound technological change. Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products for use in the treatment of spine disorders. We face competition from both established and development stage companies, including physician-owned spine specific medical device distribution companies. Many of these companies have competitive advantages, including:

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

We may be unable to maintain adequate working relationships with healthcare professionals.

We seek to maintain close working relationships with respected physicians and medical personnel in hospitals and universities who assist in product research and development. We rely on these professionals to assist us in the development of proprietary products and product improvements to complement and expand our existing product lines. If we are unable to maintain these relationships, our ability to develop, market and sell new and improved products could decrease.

Our failure to continue building effective sales and marketing capabilities for our products could significantly impair our ability to increase sales of our products.

We market and sell our products in the United States through a combination of direct sales representatives and independent sales agents and distributors. If we are unable to efficiently manage our sales representatives, our sales will suffer. We do not control, nor monitor the marketing practices of our independent sales agents or distributors and they may not be successful in implementing our marketing plans or complying with applicable laws regarding marketing practices. Independent distributors and sales agents may terminate their relationship with us, or devote insufficient sales efforts to our products, which could have an adverse effect on our operations.

Our international operations subject us to certain operating risks, which could adversely impact our net revenues, results of operations and financial condition.

Sales of our products outside the United States represented 10.1% of our revenue in 2013. The sale and shipment of our products across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt Practices Act and anti-boycott laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, civil and administrative penalties, denial of export privileges, seizure of shipments and restrictions on certain business activities.

Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include:

•	the imposition of additional U.S. and foreign governmental controls or regulations;
•	the imposition of complicated and costly import or export controls or requirements;
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

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•	the imposition of new trade restrictions;
•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	difficulties in maintaining consistency with our internal guidelines;
•	complications arising from longer accounts receivable payment cycles and enforcing agreements and collecting receivables through certain foreign legal systems; and
•	uncertainties surrounding the enforcement or defense of our intellectual property rights.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain materials used in manufacturing our products.

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such companies to report annually, beginning in May 2014, whether or not the minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for the minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of medical devices, including our products. In addition, we expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. Because our supply chain is complex, the procedures that we implement may not enable us to sufficiently verify the origins of these minerals, which may harm our reputation. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

We believe that our current cash will be sufficient to meet our anticipated cash requirements through the first quarter of 2014. Our future funding requirements will depend on many factors, including:

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

Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in difficulty in raising or maintaining prices and procedure volumes. As total spine volume growth has begun to subside, many larger companies have cut prices as they struggle to retain market share, which has led to increased pricing pressure. Decreasing healthcare utilization as a result of the economic downturn, high unemployment rates, a reduction in the ranks of the full-time employed and the expiration of COBRA benefits has limited the number of patients that are covered for procedures and patients with coverage are faced with increasing deductibles. Additionally, potential patients are increasingly concerned about an extended absence from work, which would be typical of major surgery like lumbar fusion. The spine market generally, and the lumbar fusion market in particular, has seen increasing push back from payors with regard to coverage. Private payors have increased the criteria that a patient must meet in order to be pre-authorized for lumbar fusion procedures and have put more effort into the preauthorization process. Payors have specifically stopped covering lumbar spine procedures involving degenerative disc disease patients that have no other symptoms such as leg pain or general spinal instability. In addition, as a result of significant consolidation in the medical technology industry, group purchasing organizations and integrated health delivery networks have served to concentrate purchasing decisions for some customers, which has also placed pricing pressure on medical device suppliers. We expect that market demand, government regulation, third-party reimbursement policies, industry consolidation and societal pressures will continue to exert downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

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

Our facilities and manufacturing techniques generally must conform to standards that are established by the FDA and other government agencies, including those of the European Union and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of our facilities or our processes to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we have failed to comply with the appropriate regulatory standards, it may impose fines on us, delay or withdraw pre-market clearances or other regulatory approvals or, if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

The healthcare industry continues to undergo significant changes designed to increase access to medical care, improve safety, and contain costs. In March 2010, U.S. President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Health Care Reform Law, which makes a number of substantial changes in the way healthcare is financed by both governmental and private insurers. We expect expansion of access to health insurance, including the requirement that most Americans carry health insurance, to increase the demand for our products and services, but other provisions of the Health Care Reform Law could affect us adversely. Among other things, the Health Care Reform Law requires medical device manufacturers to pay a sales tax equal to 2.3% of the price for which such manufacturer sells its medical devices, which became effective January 1, 2013. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations.

In addition, other legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee was unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, thereby triggering an automatic reduction in spending programs. These automatic cuts became effective on April 1, 2013 and have been extended through 2023. We are unable to predict how these spending reductions will be structured, what other deficit reduction initiatives may be proposed by Congress, or whether Congress will attempt to further suspend or restructure the automatic budget cuts. Additionally, the current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs in many states.

Further federal and state proposals for healthcare reform are likely. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Cost containment measures in the United States and other countries resulting in pricing pressures could have a negative impact on our future operating results.

Initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in markets where we do business. Pricing pressure has also increased in our markets due to continued consolidation among healthcare providers, trends toward managed care, the shift towards governments becoming the primary payers of healthcare expenses, and government laws and regulations relating to reimbursement and pricing generally. Reductions in reimbursement levels or coverage or other cost containment measures could unfavorably affect our future operating results.

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

Any modification to our currently marketed 510(k)-cleared devices that could significantly affect their safety or efficacy, or that would constitute a change in their intended use, requires a new 510(k) clearance. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review the manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance for any modification to a previously cleared product, we may be required to cease marketing and distributing, or to recall the modified product until we obtain such clearance or approval, and we may be subject to significant regulatory fines or penalties. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

Where we determine that modifications to our products require a new 510(k) clearance, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, or E.U., we must notify our E.U. Notified Body if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

The failure by us or one of our suppliers to comply with U.S. federal, state, and foreign governmental regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, termination of distribution, product seizures or civil penalties, among other things. In the most extreme cases, criminal sanctions or closure of our manufacturing facility are possible. To the extent one of our suppliers fails to comply with applicable U.S. federal, state and foreign regulations, it may affect our ability either to obtain components and/or finished products or to have our finished products manufactured. In addition, changes in governmental policies or regulations may impose additional regulatory requirements on us, which could delay our ability to obtain new clearances or approvals and increase the costs of compliance. For instance, the FDA recently clarified the regulatory requirements to obtain 510(k) clearances. These two new guidance documents may make it more difficult for us to apply for and receive 510(k) clearances for our new devices and to commercialize modifications to our existing devices. Additionally, the Food and Drug Administration Amendments Act of 2007 requires manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly.

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

Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product. If the FDA determines that our promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we cease or modify our training, educational, labeling or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our training, educational, labeling or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

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

36

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

As discussed in more detail below, in October 2011 we received a subpoena issued by the OIG under the authority of the federal healthcare fraud and false claims laws and settled its federal investigation in June 2013. We also signed a Corporate Integrity Agreement (“CIA”) with the OIG in June 2013 and have implemented the requirements of the CIA.

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

The Health Care Reform Law imposes reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Effective September 30, 2013, such information is made publicly available in a searchable format. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission.

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

On June 28, 2013, we entered into a settlement agreement with various U.S. government entities. Under the terms of this settlement agreement, we have agreed to pay an aggregate of $6.0 million (plus accrued interest) in installments from July 2013 through July 2015 in settlement of certain government investigatory matters related to our compliance with federal healthcare fraud and false claims statutes. In addition, we have agreed under the CIA, among other things, to maintain a compliance program designed to promote compliance with various federal health care and FDA requirements. We are required to maintain several elements of our existing compliance program during the term of the CIA, including maintaining a compliance officer, a compliance committee, and a code of conduct. The CIA requires that we conduct certain additional compliance-related activities during the term of the CIA, including various training and monitoring procedures, and maintaining a disciplinary process for compliance obligations. Pursuant to the CIA, we are required to notify the OIG in writing, among other things, of (i) any ongoing government investigation or legal proceeding involving an allegation that we have committed a crime or have engaged in fraudulent activities; (ii) any other matter that a reasonable person would consider a probable violation of applicable criminal, civil, or administrative laws related to compliance with federal healthcare programs or FDA requirements; and (iii) any change in location, sale, closing, purchase, or establishment of a new business unit or location related to items or services that may be reimbursed by federal health care programs. We are also subject to periodic reporting and certification requirements attesting that the provisions of the CIA are being implemented and followed, as well as certain document and record retention mandates.

The CIA provides that in the event of an uncured material breach of the CIA, we could be excluded from participation in federal healthcare programs and/or subject to prosecution and subject to other monetary penalties, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the settlement agreement provides that if we default on our obligation to make timely payment of the installment obligations thereunder, all remaining installments would accelerate and accrue further interest at a rate of 12% per annum, and the government would have the right to institute proceedings against us with respect to the settled matters. Such proceedings could subject us to penalties that could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our failure to comply with our obligations under the CIA and/or settlement agreement could affect the willingness of surgeons to accept our products, our ability to hire or retain sales representatives and other employees, potential future reimbursement decisions by payors or other significant aspects of our business.

The use, misuse or off-label use of our products may harm our image in the marketplace or result in injuries that lead to product liability suits, which could be costly to our business or result in FDA sanctions if we are deemed to have engaged in such promotion.

Our currently marketed products have been cleared by the FDA’s 510(k) clearance process (or were exempt from the 510(k) process) for use under specific circumstances for the treatment of certain spine conditions. We cannot, however, prevent a physician from using our products or procedure outside of those indications cleared for use, known as off-label use. There may be increased risk of injury if physicians attempt to use our products off-label. We train our sales force not to promote our products for off-label uses. Furthermore, the use of our products for indications other than those indications for which our products have been cleared by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Physicians may also misuse our products or use improper techniques, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us that may not be covered by insurance. If we are deemed by the FDA to have engaged in the promotion of any of our products for off-label use, it could request that we modify our training or promotional materials or we could be subject to FDA enforcement action, including significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Any of these events could harm our business and results of operations and cause our stock price to decline.

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

As of December 31, 2013, our officers, directors and principal stockholders, collectively held approximately 51.5% of our outstanding common stock. These stockholders, if they act together, could potentially exercise their significant voting power and influence the management and affairs of our company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may not be in the best interests of our other stockholders.

Sales of our common stock to Lincoln Park, or the perception that such sales may occur, could cause the market price of our common stock to fall.

On December 3, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which have the right to sell to Lincoln Park up to $7.0 million in shares of our common stock, subject to certain limitations. The issuance from time to time of these new shares of common stock, our ability to issue these new shares of common stock in this offering, or the subsequent resale by Lincoln Park of a significant number of shares could have the effect of depressing the market price for our common stock and could make it more difficult for us to sell equity securities in the future at a time and price that we might otherwise wish to effect sales.

Sales of our common stock to Lincoln Park may cause dilution to our existing stockholders.

The number of shares of our common stock offered for sale by Lincoln Park is dependent upon the number of shares we elect to sell to Lincoln Park under the Purchase Agreement. After it has acquired shares under the Purchase Agreement, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us pursuant to the Purchase Agreement may result in dilution to the interests of other holders of our common stock. However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

Future sales of common stock to new investors to continue to provide us operating capital may cause significant dilution to existing stockholders

We will continue to require additional working capital through the sale of common or preferred stock or through additional debt instruments until we have cash flow break-even.  All of these financing options may also include additional incentives to new investors in the form of warrants to acquire additional shares of our common stock.  Related to our current debt facility, we issued a warrant to our lender which enables them to obtain common shares for a term of five years from the warrant issue date if the holder pays the stated exercise price. As a result of these future financing transactions as well as any exercise of the outstanding warrant, dilution to the interests of other holders of our common stock may occur.

We may be unable to utilize our net operating loss carryforwards to reduce our income taxes.

As of December 31, 2013, we have federal net operating loss (“NOL”) carryforwards of approximately $206.6 million. Our ability to utilize NOL carryforwards to reduce future taxable income may be limited under Section 382 of the Internal Revenue Code of 1986 as amended, or the Code, if an “ownership change” in our company occurs during a rolling three-year period. An ownership change could result from, among other things, the offering of stock by us, the purchase or sale of our stock by 5% stockholders, as defined in the Treasury regulations, or the issuance or exercise of rights to acquire our stock. If such ownership changes by 5% stockholders result in aggregate increases that exceed 50 percentage points during the rolling three-year period, then Section 382 imposes an annual limitation on the amount of our taxable income that may be offset by our NOL carryforwards at the time of ownership change. While we do not believe the Merger and Private Placement Transaction constituted an ownership change, we have not yet analyzed whether an ownership change would result if the Merger and Private Placement Transaction are aggregated with our issuances of common stock during the prior or subsequent three-year period. It is also possible that future transactions could be aggregated with the Merger and Private Placement Transaction to result in an ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL carryforwards to offset taxable income.

The price of our common stock has been, and may continue to be, volatile and our stockholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock on the NASDAQ Global Market has exhibited high levels of volatility with significant price fluctuations, which makes our common stock unsuitable for many investors. For example, for the three years ended December 31, 2013, the closing price of our common stock ranged from a high of $5.35 per share to a low of $0.96 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock.

Trading in our stock has historically been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the year ended December 31, 2013 was approximately 88,437 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices. Moreover, the market price for shares of our common stock may be made more volatile because of the relatively low volume of trading in our stock. When trading volume is low, significant price movement can be caused by the trading in a relatively small number of shares. Volatility in our common stock could cause stockholders to incur substantial losses.

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

In addition, as a Delaware corporation, we are subject to Delaware law, including Section 203 of the Delaware General Corporation Law (“DGCL”). In general, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder unless certain specific requirements are met as set forth in Section 203. These provisions, alone or together, could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Market and NASDAQ could delist our common stock.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurances that we will be able to comply with applicable listing standards. In the event that our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease approximately 12,750 square feet for our principal executive offices in Raleigh, North Carolina. An additional 1,700 square feet in the same building is used for our commercial operations. This lease expires in 2019. Our state-of-the-art training center is located in 4,375 square feet of an adjacent building. We occupy the training facility pursuant to a lease that expires in 2017, with an option to extend through 2022.

In September 2009, Baxano entered into a lease for approximately 21,000 square feet, located in San Jose, California which we assumed in connection with the Merger. Of that amount, approximately 8,000 square feet is used for manufacturing and warehousing, 2,000 square feet for a clinical lab, and the remaining amount for research and development activities and office space. This lease expires in December 2014, with an option to extend the lease through December 2017.

We lease 31,000 square feet, located in Wilmington, North Carolina. We subleased out 7,000 square feet of underutilized space leaving us with 24,000 square feet. Of that amount, approximately 5,000 square feet is used for warehousing, 13,000 square feet for office space and 6,000 square feet for research and development activities. This lease expires in December 2014.

Item 3.   Legal Proceedings.

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. The following is a brief discussion of the material pending legal proceedings to which we are a party or to which any of our property is subject. See Note 6 of Notes to Consolidated Financial Statements included at the end of this annual report for additional discussion of legal matters.

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

Price of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “BAXS.” The following table sets forth the high and low sales prices of our common stock as quoted on the NASDAQ Global Market for the periods indicated.

	Price Range
	High	Low
Fiscal 2013:
Fourth quarter	$1.45	$0.92
Third quarter	2.46	1.23
Second quarter	2.50	1.55
First quarter	2.67	2.05
Fiscal 2012:
Fourth quarter	$3.40	$2.37
Third quarter	3.24	2.33
Second quarter	3.87	2.33
First quarter	4.67	1.73

The closing price for our common stock as reported by the NASDAQ Global Market on March 7, 2014 was $1.49 per share. As of March 7, 2014, we had approximately 93 stockholders of record.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by Baxano

During 2013, there were no sales of unregistered securities during the period covered by this annual report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. During 2013, we repurchased no shares of our equity securities registered pursuant to Section 12 of the Exchange Act. We made no purchases on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during 2013.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we are prohibited from doing so under the terms of our loan and security agreement with Hercules. Regardless of the restrictions in our loan and security agreement with Hercules, we currently intend to retain future earnings, if any, for development of our business and do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

Item 6.	Selected Financial Data.

The following selected financial data has been derived from our audited consolidated financial statements. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this and prior annual reports.

	Years Ended December 31,
	2013(1)	2012	2011	2010	2009
	(in thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$18,582	$14,570	$19,153	$26,154	$29,807
Cost of revenue	5,638	4,309	4,555	7,104	5,687
Gross profit	12,944	10,261	14,598	19,050	24,120
Operating expenses
Research and development	6,919	5,457	5,191	4,223	6,439
Sales and marketing	25,315	20,049	21,561	26,275	34,098
General and administrative	8,392	6,172	5,890	8,565	7,184
Merger and integration expenses	3,588	-	-	-	-
Charges related to U.S. Government settlement	192	8,324	235	-	-
Total operating expenses	44,406	40,002	32,877	39,063	47,721
Operating loss	(31,462)	(29,741)	(18,279)	(20,013)	(23,601)
Other income (loss), net	(564)	(147)	6	486	405
Net loss	$(32,026)	$(29,888)	$(18,273)	$(19,527)	$(23,196)

Net loss per common share - basic and diluted	$(0.85)	$(1.10)	$(0.81)	$(0.94)	$(1.13)
Weighted average common shares outstanding - basic and diluted	37,894,857	27,266,600	22,587,749	20,738,433	20,603,600

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,150	$21,541	$44,751	$42,536	$55,251
Working capital	10,248	19,051	47,972	46,166	63,467
Total assets	48,978	32,260	54,032	52,019	68,991
Noncurrent liabilities	8,418	78	26	-	-
Common stock	5	3	3	2	2
Additional paid in capital	200,260	159,929	158,403	138,401	136,402
Total stockholders' equity	$29,447	$21,139	$49,500	$47,728	$65,280

(1)	Consolidated statements of operations data and balance sheet data for 2013 include Baxano results from the Merger date, May 31, 2013. See Note 3, “Merger and Financing Transaction” in our consolidated financial statements included in Item 8 of this annual report for more information about the impact of the acquisition on our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our “Risk Factors” and our consolidated financial statements and the related notes to our consolidated financial statements included in this annual report. The following discussion contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this annual report. All tabular disclosures are presented in thousands, except share and per share amounts. Percentages and amounts presented herein may not calculate or sum precisely due to rounding.

Business Overview

We are a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are passionately committed to delivering innovative technologies to our surgeon customers that benefit their patients. On May 31, 2013, we, through our Merger Sub, consummated our acquisition of Baxano pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company. Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

We currently market the AxiaLIF® pre-sacral access and interbody fusion for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, the iO-Flex® a set of flexible instruments used by surgeons during spinal decompression procedures, and the iO-Tome® instrument for rapid and precise removal of bone, specifically the facet joints, a technique which is commonly performed in spinal fusion procedures. We currently sell our products through a direct sales force, independent sales agents and distributors.

Our family of AxiaLIF products, commercially launched between 2004 and 2010, use the pre-sacral spinal approach. This technique allows a surgeon access to the discs in the lower lumbar region through an incision adjacent to the tailbone. In this manner, an interbody fusion procedure can be accomplished through a single tissue plane, which minimizes damage to surrounding tissues. Traditional methods of accessing the lower lumbar for fusion either involve cutting ligament and bone if approaching from the back, or navigating around important organs and blood vessels if approaching from the front.

Our VEO lateral access and interbody fusion system, commercially launched in 2011, provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which we believe has allowed us to increase our market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to identify and avoid nerves running through this muscle that, when damaged, can cause numbness and pain in the leg and groin post spinal surgery.

Our iO-Flex instruments, commercially launched by Baxano in 2009, were developed to allow surgeons to perform a direct decompression while sparing the facet joints and posterior midline structures. Our iO-Flex set of flexible instruments allow surgeons to target lumbar stenosis of the spine with minimal disruption to the patient’s healthy anatomy critical for maintaining spinal stability. With traditional rigid instrumentation, surgeons have to remove bone that helps stabilize the spine in order to get to the area of the bone that is impinging on the exiting nerve roots.

Our iO-Tome disposable instrument, commercially launched in the fourth quarter of 2013, allows surgeons to perform rapid facetectomies while working above the exiting nerves. The iO-Tome instrument utilizes the iO-Flex platform to rapidly and precisely remove the facet joint, which is commonly performed in TLIF spinal fusions.

We also market other products that complement these primary offerings, including, VectreTM facet screw system, Bi-OsteticTM bone void filler, bowel retractors, discectomy tools, and a disposable bone graft harvesting system that can be used to extract bone graft used for fusion procedures. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

As of December 31, 2013, over 13,500 fusion procedures and 7,000 decompression procedures have been performed globally using our AxiaLIF and iO-Flex products, respectively. As of December 31, 2013, we sold our products through 49 direct sales personnel and 127 independent sales distributors, with 331 sales agents.

Since inception, we have been unprofitable. As of December 31, 2013, we had an accumulated deficit of $170.8 million. For the year ended December 31, 2013, our revenues were $18.6 million and our net loss was $32.0 million. During 2013, we incurred $3.6 million of merger and integration expenses. Our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability. To meet our capital needs, we completed and are still considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions.

2013 Significant Transactions

The Merger

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of our common stock as merger consideration. In connection with the closing of the Merger, 796,772 shares of our common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to us. Upon the determination that no post-closing adjustment was required, 265,584 escrow shares were distributed in July 2013 to the Baxano securityholders. The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by us.

In connection with the Merger, we assumed and became the borrower under Baxano’s outstanding credit facility pursuant to the terms of the First Amendment to Loan and Security Agreement, dated as of May 31, 2013 (the “First Amendment to Loan Agreement”), among the Company, Oxford Finance LLC, as collateral agent (the “Collateral Agent”), and Oxford Finance Funding I, LLC and Silicon Valley Bank, as lenders (the “Lenders”). The First Amendment to Loan Agreement amends the Loan and Security Agreement, dated as of March 15, 2012, among the Collateral Agent, the lenders party thereto, and Baxano (as so amended, the “Amended Loan Agreement”). The Amended Loan Agreement evidences a term loan with a maturity date of May 1, 2016 (the “Term Loan”).

The Term Loan of $2.8 million had a fixed interest rate of 6.72 % and required monthly interest-only payments through November 2013. Commencing December 2013, the Term Loan provided for the amortization of principal (in the form of level monthly payments of principal and interest for thirty months). The Term Loan required a final payment equal to the original principal amount of the Term Loan multiplied by 7.00%, whether the payment was mandatory or voluntary. Effective with the new credit facility established in December 2013 discussed below, the Term Loan was extinguished.

Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, we issued and sold to certain investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of approximately $17.2 million.

Credit Facility and Common Stock Warrants

On December 3, 2013, we obtained a credit facility from Hercules to pay off our existing Term Loan and to collateralize letters of credit issued thereunder, and for general corporate and working capital purposes. The Credit Facility is governed by a loan and security agreement, dated December 3, 2013, which provides for up to three separate advances, with the first advance of $7.5 million available at closing. The availability of the second advance of $2.5 million is dependent upon our achieving $6.0 million in gross commercial revenue for the fourth quarter of our 2013 fiscal year. The availability of the third advance of $5.0 million is dependent upon our achieving $7.0 million in gross commercial revenue for the first quarter of our 2014 fiscal year and net proceeds of at least $15.0 million from sales of our equity securities on or before June 15, 2014.

The Credit Facility has a term of 39 months or 42 months if the specified revenue targets are achieved. Each advance accrues interest at a rate equal to the prime rate plus 7.75% (with the prime rate subject to a floor of 4.75%), calculated on an actual/360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate of 3% in excess of the above rate, and past due amounts are subject to a 5% late charge. Outstanding principal will amortize in the 30-month period preceding maturity, payable in equal installments of principal and interest (subject to recalculation upon a change in prime rates). Any advance may be prepaid in whole or in part at any time, subject to a prepayment fee of 1-2% if prepaid more than one year after closing. In addition, a fee equal to 3.50% of all advances made under the Credit Facility will be payable upon the repayment or prepayment in full of the advances. The Credit Facility is secured by a lien on substantially all of our assets.

The Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and changes in control. There are no financial covenants. Prior to the maturity of the Credit Facility, Hercules will also have the right to participate on the same terms as other participants in certain types of our broadly marketed equity financings. The events of default under the Loan Agreement include, without limitation, (1) a material adverse change in our ability to perform our obligations under the Loan Agreement, or in the value of our collateral and (2) an event of default under any other of our indebtedness in excess of $150,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the Credit Facility.

On December 3, 2013, we utilized a portion of the initial advance under the Credit Facility, together with other available cash, to prepay all obligations owing under, and to terminate the Term Loan. We recognized $341,245 as a loss on extinguishment of debt.

In connection with the Credit Facility, we issued to Hercules a warrant to purchase shares of our common stock (the “Warrant”). The Warrant consists of two tranches, the first tranche issued at closing and the second tranche to be issued if and when Hercules makes a second advance under the Loan Agreement. The first tranche is exercisable for a number of shares of our common stock equal to $900,000 divided by the exercise price. The second tranche is exercisable for a number of shares of our common stock equal to $300,000 divided by the exercise price. The exercise price is $1.02 initially, but is subject to downward adjustment upon our consummation of a financing at a lower effective price per share during the one-year period following the Credit Facility Closing Date. The aggregate number of shares issuable upon exercise is limited to 1,176,471. The Warrant is exercisable until the fifth anniversary of the Credit Facility Closing Date and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date.

The Warrant is considered a mark-to-market liability which is re-measured to fair value at each reporting period due to a provision whereby the exercise price of the Warrants could be decreased if the Company had a subsequent issue of equity instruments at a price less than $1.02 per share. We will be required to mark-to-market the fair value of the warrant liability each reporting period over the warrant term. At December 3, 2013, we recorded as a liability the initial Warrants tranche for 882,353 shares of our common stock at an estimated fair value of approximately $0.7 million with an offset to debt discount.

Lincoln Park Purchase Agreement

On December 3, 2013, we entered into the Purchase Agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park up to $7.0 million in shares of our common stock, subject to certain limitations.

Pursuant to the Purchase Agreement we have the right, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of our common stock, which amount may be increased, in accordance with the Purchase Agreement. The purchase price of shares of our common stock related to the future funding will be based upon the prevailing market prices of our common stock at the time of sales, and shares will be sold to Lincoln Park on any date that the closing price of our common stock is above the floor price as set forth in the Purchase Agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if, on the date of a regular purchase, the closing sale price of our common stock is not below a threshold price as set forth in the Purchase Agreement.

As consideration for its commitment to purchase our common stock pursuant to the Purchase Agreement, we issued to Lincoln Park 182,609 shares of our common stock immediately upon entering the Purchase Agreement and will issue up to 60,870 commitment shares pro rata as and when Lincoln Park purchases our common stock under the Purchase Agreement. We will not receive any cash proceeds from the issuance of these shares. As of December 31, 2013, 188,642 commitment shares were issued to Lincoln Park. We incurred approximately $0.2 million in direct expenses in connection with the Purchase Agreement and such issuance costs were charged against additional paid in capital during the year ended December 31, 2013. During the quarter ended December 31, 2013, we sold 700,000 shares of our common stock to Lincoln Park for an aggregate purchase price of $0.7 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent assets and liabilities. A detailed description of our significant accounting policies is included in the footnotes to our audited consolidated financial statements included elsewhere in this annual report.

We believe that certain of our accounting policies are critical because they are the most important to the preparation of our consolidated financial statements. These policies require our most subjective and complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. We base our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. We apply estimation methodologies consistently from year to year. Other than changes required due to the Merger and 2013 financings, there have been no significant changes in our application of our critical accounting policies during 2013. We periodically review our critical accounting policies and estimates with the audit committee of our board of directors. The following is a summary of accounting policies that we consider critical to our consolidated financial statements.

Revenue Recognition.  Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. The sales representative or independent agent is responsible for reporting the delivery of the products and the date of the operation to the corporate office for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The other sales method is for sales to distributors or hospitals. These transactions require the customer to send in a purchase order before shipment will be made and the customer only has the right of return for defective products.

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

If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than our estimates included in determining the allowance, the allowance would be adjusted through charges or credits to SG&A in our consolidated income statement in the period in which such changes in collection become known. If conditions change in future periods, additional allowances or reversals may be required. Such allowances or reversals could be significant.

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

Identifiable Intangible Assets and Goodwill.  Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Certain intangible assets are amortized over periods ranging from 10 to 17 years. Similar to tangible personal property, plant and equipment, we periodically evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable.

Indefinite-lived intangible assets, such as goodwill and certain trademarks, are not amortized. We test the carrying amounts of these assets for recoverability on an annual basis or when events or changes in circumstances indicate evidence of potential impairment exists, using a fair value based test.

Debt Issuance Costs.  We capitalize costs associated with the issuance of debt instruments and amortize these costs to interest expense over the term of the related debt agreement using the effective yield amortization method. Unamortized debt issuance costs will be charged to operations when indebtedness under the related credit facility is repaid prior to maturity.

Business Acquisitions.  Business acquisitions are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, “Fair Value Measurements,” as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) and certain acquisition-related restructuring charges impacting the target company are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires us to make estimates and assumptions related to the estimated fair values of net assets acquired. Significant judgments are used during this process, particularly with respect to intangible assets. Generally, intangible assets are amortized over their estimated useful lives. Goodwill and other indefinite-lived intangibles are not amortized, but are annually assessed for impairment. Therefore, the purchase price allocation to intangible assets and goodwill can have a significant impact on future operating results.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We account for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of our assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2013 due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future.

Stock-Based Compensation.  We have long-term incentive plans which provide for the grant of awards in the form of options to eligible employees, directors, and consultants. We value share-based compensation at the grant date using a fair value model and recognize this value as expense over the employees’ requisite service period, typically the period over which the share-based compensation vests. We classify share-based compensation costs consistent with each grantee’s salary. We record income tax benefits which result from realizing a tax deduction in excess of previously recognized compensation expense as additional paid-in capital.

We estimate the fair value of stock options at the grant date using a Black-Scholes-Merton option pricing model, which requires the use of a number of assumptions related to the risk-free interest rate, average life of options (expected term), expected volatility, and dividend yield. There was no trading market for our common stock or stock options on grant dates prior to 2008. Therefore, our application of the Black-Scholes-Merton option pricing model incorporates a weighted average of our actual volatility and the volatility of similar entities for prior periods. A forfeiture rate based on historical attrition rates of award holders is used in estimating the granted awards not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods. Our valuation utilized a dividend yield of zero. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options on their grant dates. Estimates of the values of these grants are not intended to predict actual future events or the value ultimately realized by employees who receive such awards. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ materially from our expectations.

The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. In addition, if we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net income, and earnings per share amounts could have been materially different. Additional information regarding the assumptions used in our accounting for share-based compensation awards is included in the footnotes to our audited consolidated financial statements included elsewhere in this annual report.

Results of Operations

Primary Revenue and Expense Components

The following is a description of the primary components of our revenue and expenses:

•	Revenue. Our revenue reflects product revenue primarily consisting of our AxiaLIF and VEO fusion systems as well as our iO-Flex and iO-Tome instruments utilized in lower lumbar spinal surgeries. The product revenue may also include revenue for other disposable surgical products also used in those surgeries including bone void filler and bone graph harvester.

•	Cost of Revenue. Cost of revenue consists primarily of material, direct labor and overhead costs related to our products, including reusable kit depreciation, product royalties and medical device taxes. Overhead costs primarily include facilities-related costs, such as rent and utilities, and indirect labor costs.

•	Research and Development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions and the costs of clinical studies, product development projects and technology licensing costs. In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and intellectual property. Research and development expenses are expensed as incurred.

•	Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to our direct sales representatives, independent sales agents and independent distributors and costs associated with physician training programs, promotional activities and participation in medical and trade conferences. In future periods, we expect sales and marketing expenses to increase as we expand our sales and marketing efforts.

•	General and Administrative. General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, bad debt expense and general corporate expenses.

•	Charges Related to U.S. Government Settlement. Charges related to U.S. Government settlement consist of settlement costs and legal fees related to the subpoena issued by the OIG in October 2011 and the June 2013 settlement with the U.S. Department of Justice.

•	Merger and Integration Expenses. Merger expenses consist primarily of legal, accounting, consulting and other professional fees related to the Merger. Integration expenses consist of costs incurred in planning for and integrating our operations.

•	Non-Operating Items, Net. Non-operating items, net is primarily composed of interest expense on the long-term debt and U.S. Government settlement, interest earned on our cash and cash equivalents, gain or loss on disposal of fixed assets, loss on extinguishment of debt and increase/decrease in the estimated fair value of the Warrant liability.

The subsequent discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations. You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related footnotes included elsewhere in this annual report.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table contains information regarding our results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 (Baxano results are included from the Merger date, May 31, 2013).

	December 31,		Change
	2013	2012	$	%

Revenue	$18,582	$14,570	$4,012	27.5%
Cost of revenue	5,638	4,309	1,329	30.8%
Gross profit	12,944	10,261	2,683	26.1%
Operating expenses:
Research and development	6,919	5,457	1,462	26.8%
Sales and marketing	25,315	20,049	5,266	26.3%
General and administrative	8,392	6,172	2,220	36.0%
Merger and integration expenses	3,588	-	3,588	100%
U.S. Government settlement	192	8,324	(8,132)	(97.7)%
Total operating expenses	44,406	40,002	4,404	11.0%
Operating loss	(31,462)	(29,741)	(1,721)	5.8%
Non-operating items, net	(564)	(147)	(417)	283.7%
Net loss	$(32,026)	$(29,888)	$(2,138)	7.2%

The following table contains information regarding our revenue (iO-Flex revenue is included from the Merger date, May 31, 2013):

	December 31,		Change
	2013	2012	$	%

Domestic revenue:
AxiaLIF	$7,421	$9,931	$(2,510)	(25.3)%
VEO	2,364	1,953	411	21.0%
iO-Flex	6,244	-	6,244	100%
iO-Tome	202	-	202	100%
Other	463	756	(293)	(38.8)%
Total	16,694	12,640	4,054	32.1%
International revenue	1,888	1,930	(42)	(2.2)%
Total revenue	$18,582	$14,570	$4,012	27.5%

Revenue.  The $4.0 million increase in revenue from 2012 to 2013 was primarily due to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, offset by a lower number of AxiaLIF cases which was due primarily to physician reimbursement limitations, as well as an increase, relative to past practice, in insurance denials for lumbar fusion surgery due to the lack of medical necessity. Other domestic revenue primarily includes revenues from our facet screw system and our Bi-Ostetic bone void filler products and did not change materially over the comparative periods presented. Revenue generated outside the United States did not change materially over the comparative periods presented.

Cost of Revenue and Gross Profit.  Cost of revenue increased to $5.6 million in 2013 from $4.3 million in 2012. The $1.3 million increase in cost of revenue was primarily driven by an increase of $0.8 million in material and overhead costs stemming from increased sales volume, $0.3 million in expenses associated with the medical device tax, a $0.2 million increase in royalty expenses associated with our VEO product family, and an increase of $0.1 million in reusable kit depreciation expense. These increases were off-set by a decrease of $0.1 million in inventory obsolescence charges. During 2013 we incurred $0.4 million in inventory obsolescence charges while we incurred $0.5 million during 2012. Our gross profit was $12.9 million and $10.3 million for the years ended December 31, 2013 and 2012. Gross margins decreased to 69.7% in 2013 from 70.4% in 2012. The slight decrease in gross margin from 2012 to 2013 was primarily due to the $0.3 million of medical device tax which was absent in 2012. This decrease was somewhat offset by the achievement of operational efficiencies.

Research and Development.   The $1.5 million increase in research and development expenses 2012 to 2013 was primarily due to personnel-related cost increases of $0.8 million as we increased head count in support of a larger product portfolio, an increase in compliance expenses of $0.3 million to support the implementation and monitoring of the CIA, an increase of $0.2 million in IT and facility support services, an increase of $0.2 million in engineering prototype expenses stemming from inventory conversion related costs associated with the Merger, and a $0.1 million increase in clinical publication related expenses.

Sales and Marketing.  The $5.3 million increase in sales and marketing expenses from 2012 to 2013 was primarily due to an increase of $2.3 million in personnel-related costs as we integrated our sales force and expanded our footprint, an increase of $2.1 million in commissions stemming from the expanded sales force and additional incentives to support selling across our expanded product portfolio, an increase of $0.4 million in training expense as we educated our combined sales and distributors on our newly expanded product family, an increase of $0.5 million in travel expenses, and an increase of $0.4 million in demo product expenses as we supplied new demo product to adequately support our training and trade show efforts. These increases were partially offset by a decrease in consulting expenses of $0.5 million as we reduced our external reimbursement of consultants and moved more in-house.

General and Administrative.   The increase in general and administrative expenses of $2.2 million from 2012 to 2013 was primarily due to a $0.7 million increase in personnel-related expenses associated with transitioning our corporate functions to Raleigh, North Carolina, a $0.8 million increase in bad debt expense primarily to write-off the unpaid portion of a large international order written off in the fourth quarter of 2012, a $0.4 million increase in legal and professional fees primarily to acquire intellectual property surrounding our product families, a $0.3 million increase in our audit and tax preparation fees, and $0.3 million in expenses to amortize the intangible assets acquired in the Merger.

Merger and Integration Expenses.   During 2013, we incurred $3.6 million of merger and integration expenses related to the Merger with Baxano and integrating certain operations of the combined company. These expenses consist primarily of legal expenses related to the Merger and employee severance and retention costs.

U.S. Government Settlement Charges.   In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. Baxano Surgical and the staff of the Department of Justice agreed to settle its federal investigation for $6.0 million and we accrued the estimated settlement in 2012. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, with the first installment paid in July 2013. We also incurred legal fees related to the investigation of $2.3 million in 2012 and $0.2 million in 2013.

Non-Operating Items, Net.  Non-operating items, net increased from $0.1 million in 2012 to $0.6 million in 2013. The expense in 2013 related to $0.4 million of interest for the debt, including amortization of the debt discount and interest on the U.S. Government settlement, a $0.3 million loss on the extinguishment of debt, net of a $0.1 million fair value adjustment gain related to our warrant liability. The expense in 2012 was primarily related to a $0.2 million loss on the disposal of fixed assets from the disposal of obsolete components of certain reusable instrument kits, net of interest income.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table contains information regarding our results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011:

	December 31,		Change
	2012	2011	$	%

Revenue	$14,570	$19,153	$(4,583)	(23.9)%
Cost of revenue	4,309	4,555	(246)	(5.4)%
Gross profit	10,261	14,598	(4,337)	(29.7)%

Operating expenses:
Research and development	5,457	5,191	266	5.1%
Sales and marketing	20,049	21,561	(1,512)	(7.0)%
General and administrative	6,172	5,890	282	4.8%
U.S. Government settlement	8,324	235	8,089	3,442.1%
Total operating expenses	40,002	32,877	7,125	21.7%

Operating loss	(29,741)	(18,279)	(11,462)	62.7%
Non-operating items, net	(147)	6	(153)	(2,550.0)%
Net loss	$(29,888)	$(18,273)	$(11,615)	63.6%

The following table contains information regarding our revenue:

	December 31,		Change
	2012	2011	$	%

Domestic revenue:
AxiaLIF	$9,931	$16,157	$(6,226)	(38.5)%
VEO	1,953	441	1,512	342.9%
Other	756	868	(112)	(12.9)%
Total	12,640	17,466	(4,826)	(27.6)%
International revenue	1,930	1,687	243	14.4%
Total revenue	$14,570	$19,153	$(4,583)	(23.9)%

Revenue.  The $4.6 million decrease in revenue from 2011 to 2012 was primarily a result of a lower number of AxiaLIF cases, which was due primarily to physician reimbursement limitations, as well as an increase, relative to past practice, in insurance denials for lumbar fusion surgery due to the lack of medical necessity. These decreases were partially offset by increased average revenue per AxiaLIF case, due to a price increase effective April 1, 2012, the release of our new AxiaLIF and VEO products and penetration into existing cases by our other products. The $1.5 million increase in VEO was due to a full year of sales in 2012. VEO began its limited market release in June 2011 and was commercially launched in November 2011.

Cost of Revenue and Gross Profit. Our gross profit was $10.3 million and $14.6 million for the years ended December 31, 2012 and 2011, respectively, representing gross margins of 70.4% and 76.2%, respectively. The $0.3 million decrease in cost of revenue from 2011 to 2012 was primarily related to lower material and overhead costs associated with decreased sales volume for our products and changes in inventory obsolescence reserves. There were inventory obsolescence charges of $0.3 million in 2012 for products that were being replaced, were obsolete or excess, compared to $0.5 million in obsolescence charges taken in 2011. The decrease in gross margin in 2012 was due to a higher percentage of international sales which carry a lower gross margin, a higher percentage of sales being derived from ancillary and distributed products in 2012 as compared to 2011, which have a lower gross margin than our AxiaLIF products, increased depreciation expense on reusable kits, primarily due to building reusable kits as we launched the VEO product and royalty expense.

Research and Development. Research and development expenses increased to $5.5 million in 2012 from $5.2 million in 2011. The $0.3 million increase in expense from 2011 to 2012 was primarily the result of an increase in personnel-related costs of $0.6 million as we increased our headcount in regulatory and clinical functions, partially offset by a decrease of $0.3 million in product acquisition costs.

Sales and Marketing. Sales and marketing expenses decreased to $20.0 million in 2012 from $21.6 million in 2011. The decrease in expense from 2011 to 2012 of $1.6 million was primarily due to lower personnel-related costs of $1.4 million as we benefited from reductions in our direct sales headcount, lower commissions of $0.9 million as our revenues declined and decreased travel and entertainment expenses of $0.2 million related to the lower headcount, partially offset by increases in consulting costs of $0.4 million related to our reimbursement efforts and $0.4 million related to surgeon training for our new and enhanced products.

General and Administrative.  General and administrative expenses increased to $6.2 million in 2012 from $5.9 million in 2011. The increase in expenses from 2011 to 2012 of $0.3 million was primarily attributable to the costs of sub-leasing a portion of our Wilmington facility of $0.3 million.

U.S. Government Settlement Charges.  In December 2012, we reached a tentative agreement in principle with the U.S. Department of Justice related to the subpoena issued in October 2011. We and the staff of the Department of Justice agreed to settle our federal investigation for $6.0 million. The final agreement was executed in June 2013. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, starting July 2013. We also incurred legal fees related to the investigation of $2.3 million in 2012 and $235,000 in 2011.

Non-Operating Items, Net.  Non-operating items, net, decreased to $147,000 expense in 2012 from $6,000 of income in 2011. The decrease of $153,000 from 2011 to 2012 was primarily the result of the loss on the disposal of fixed assets of $90,000 and a decrease in interest income due to lower cash on hand and lower interest rates on investments of $65,000.

Liquidity and Capital Resources

Cash Flows Analysis

Net Cash Used in Operating Activities. Net cash used in operating activities was $29.6 million in 2013, $21.4 million in 2012 and $15.6 million in 2011. The 2013 amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation of $2.0 million, stock-based compensation expense of $1.4 million, bad debt reserves of $0.8 million, plus the net change in operating assets and liabilities for 2013 including an increase in accounts receivable and a decrease in accrued expenses related to payments on the settlement with the U.S. Government of $2.0 million. The 2012, amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation of $1.1 million, stock-based compensation expense of $1.4 million, and the loss on disposal of fixed assets of $0.3 million, combined with changes in working capital requirements to support the market acceptance of our products.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $5.0 million in 2013. This amount reflected the net cash paid, net of cash acquired, of $2.7 million for the Baxano acquisition and purchases of property and equipment of $1.7 million, primarily for reusable instrument kits used in the field and up-fitting our new headquarters in Raleigh, North Carolina. Net cash provided by investing activities was $4.0 million in 2012 and $11.3 million in 2011. The 2012 and 2011 amounts reflect purchases or sales and maturities of investments and purchases of property and equipment, primarily for reusable instrument kits used in the field and up-fitting our new training facility in Raleigh, North Carolina.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $21.6 million in 2013. In accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, we issued and sold to certain investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in net proceeds to us of approximately $17.0 million. Under the Purchase Agreement with Lincoln Park, we sold 700,000 shares of our common stock for aggregate proceeds to us of $0.7 million. With the initial advance of $7.5 million on December 3, 2013 under the Credit Facility, we utilized $3.0 million to repay the total balance due on our Term Loan assumed in the Merger.

Net cash provided by financing activities was $0.2 million in 2012 and $18.4 million in 2011. These amounts represented the net proceeds of $18.2 million from the sale of common stock in the September 2011 public offering, and for both 2011 and 2012, purchases of common stock under our employee stock purchase plan and from the issuance of shares of common stock upon the exercise of stock options.

Access to Capital and Cash Requirements

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (File No. 333-174255), or the Shelf Registration Statement, with the SEC, which became effective on August 1, 2011 and which we used for our September 2011 stock offering and 2013 equity financing with Lincoln Park. The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

We have working capital of $10.2 million at December 31, 2013. At December 31, 2013, our principal sources of liquidity consisted of cash and cash equivalents of $8.5 million and accounts receivable, net of $4.7 million. Based on our operating plan and cash forecast, we believe that our existing cash and cash equivalents, together with cash received from sales of our products will be sufficient to meet our anticipated cash needs through the first quarter of 2014.

We have two remaining advances under the Credit Facility totaling $7.5 million. The availability of the second advance of $2.5 million is dependent upon our achieving $6.0 million in gross commercial revenue for the fourth quarter of our 2013 fiscal year. The availability of the third advance of $5.0 million is dependent upon our achieving $7.0 million in gross commercial revenue for the first quarter of our 2014 fiscal year and net proceeds of at least $15.0 million from sales of our equity securities on or before June 15, 2014. Based on our fourth quarter revenue, we did not achieve the requirement to draw the second Credit Facility advance. Based on our current operating plan, we believe that we will not achieve the revenue required to draw the third Credit Facility advance. We can request that Hercules waive these requirements, however, there is no assurance that waivers will be granted.

Pursuant to the Purchase Agreement with Lincoln Park we have the right to sell Lincoln Park up to $7.0 million in shares of our common stock, subject to certain limitations. As of December 31, 2013, we had sold 700,000 shares of our common stock to Lincoln Park for an aggregate purchase price of $0.7 million, leaving approximately $6.3 million for future issuance of stock.

As of December 31, 2013, our liabilities included the Credit Facility advance and a payable of $4.8 million related to our settlement agreement with the U.S. Government, payable over seven remaining quarters.

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

Our audited financial statements for the fiscal year ended December 31, 2013, were prepared on the basis that our business would continue as a going concern in accordance with U.S. GAAP. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We may be forced to delay or limit planned product development, marketing or product commercialization efforts, pursue a plan to license or sell our assets, cease our operations and/or seek bankruptcy protection if we are unable to raise additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that our funding plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations as of December 31, 2013:

	Payments Due by Year (in thousands)

Contractual Obligations and Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
U.S. government settlement(1)	4,824	2,736	2,088	-	-
Interest payments - U.S. Govt.(1)	97	76	21	-	-
Long-term debt(2)	7,763	866	6,897	-	-
Interest payments - Long-term debt (2)	2,001	939	1,062	-	-
Operating lease obligations	2,451	751	1,122	578	-
Capital lease obligations	31	18	13	-	-
Total	17,167	5,386	11,203	578

(1)	In June 2013, we entered into a settlement agreement with the OIG. The $6.0 million settlement, plus accrued interest of 2%, is to be paid in nine quarterly installments starting in July 2013.
(2)	Long-term debt in the table consists of outstanding amounts for our $7.5 million advance and related final payment of $0.3 million under our Credit Facility.

Recent Developments

Restricted Stock Unit Retention Program. On January 2, 2014, our Compensation Committee of the Board of Directors approved the terms of the 2014 Restricted Stock Unit Retention Program (the “RSU Program”) and the grant of restricted stock units (“RSUs”) to all our executives and management pursuant to the RSU Program and our 2007 Stock Incentive Plan, as amended. Each award amount equals a number of stock-settled RSUs reflecting one times the employee’s current salary at a target value of $3.00 per share of Common Stock. A portion of the RSU awards is subject to time-based vesting and a portion of the RSU awards is subject to performance-based vesting based on the achievement of certain comparative Company revenue performance criteria. On January 2, 2014, 3,055,997 shares were granted under the RSU Program.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management's annual report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness for future periods are subject to the risk that internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of internal controls over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

Item 9B.    Other Information.

On February 7, 2014, we issued a press release announcing that we will be holding our 2014 Annual Meeting of Stockholders (“Annual Meeting”) on Thursday, April 17, 2014. Stockholders of record at the close of business on Monday, March 10, 2014 will be entitled to notice of and to vote at the Annual Meeting.

In accordance with Rule 14a-5(f) of the Exchange Act, we must have received stockholder proposals to be considered for inclusion in the proxy statement for the Annual Meeting pursuant to Rule 14a-8 of the Exchange Act at our principal executive offices by the close of business on Tuesday, March 4, 2014. Stockholder proposals should be directed to the attention of the Corporate Secretary, Baxano Surgical, Inc., 110 Horizon Drive, Suite 230, Raleigh, North Carolina 27615. Stockholder proposals must also comply with the procedures outlined in Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in proxy materials.

In accordance with the advance notice requirements contained in our bylaws, for director nominations or other business to be brought before the Annual Meeting by a stockholder outside of Rule 14a-8 of the Exchange Act to be considered timely, we must have received written notice at our principal executive offices by the close of business on Monday, February 17, 2014. Stockholder nominations and other notices should be directed to the attention of the Corporate Secretary, Baxano Surgical, Inc., 110 Horizon Drive, Suite 230, Raleigh, North Carolina 27615. Stockholder notices must also comply with our bylaws and other applicable laws.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2013 and delivered to our stockholders in connection with our 2014 annual meeting of stockholders.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2013, and delivered to our stockholders in connection with our 2014 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2013 and delivered to stockholders in connection with our 2014 annual meeting of our stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2013, and delivered to our stockholders in connection with our 2014 annual meeting of stockholders.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement on Schedule 14A, which will be filed within 120 days of December 31, 2013, and delivered to our stockholders in connection with our 2014 annual meeting of stockholders.

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

Baxano Surgical, Inc.

Date: March 10, 2014	By:	/s/ Ken Reali
Ken Reali
President and Chief Executive Officer
(Principal Executive Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ken Reali	President, Chief Executive Officer and Director
Ken Reali	(Principal Executive Officer)	March 10, 2014
/s/ Timothy M. Shannon	Interim Chief Financial Officer
Timothy M. Shannon	(Principal Financial and Accounting Officer)	March 10, 2014
/s/ Paul LaViolette	Chairman of the Board
Paul LaViolette		March 10, 2014
/s/ Jeffrey Fischgrund	Director
Jeffrey Fischgrund		March 10, 2014
/s/ Russell Hirsch	Director
Russell Hirsch		March 10, 2014
/s/ James Shapiro	Director
James Shapiro		March 10, 2014
/s/ David Simpson	Director
David Simpson		March 10, 2014
/s/ Mark Stautberg	Director
Mark Stautberg		March 10, 2014
/s/ Roderick Young	Director
Roderick Young		March 10, 2014

Baxano Surgical, Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Baxano Surgical, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Baxano Surgical, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina March 10, 2014

Baxano Surgical, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,540	$21,541
Restricted cash	610	-
Accounts receivable, net of allowances of $832 and $213, respectively	4,699	3,206
Inventory	7,037	5,017
Prepaid expenses and other assets	475	330
Total current assets	21,361	30,094
Property and equipment, net	3,047	2,166
Goodwill	8,463	-
Intangible assets, net	15,530	-
Other long-term assets	577	-
Total assets	$48,978	$32,260

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt, net	$563	$-
Common stock warrant liability	528	-
Accounts payable	3,693	2,603
Accrued expenses related to U.S. Government settlement	2,736	6,792
Accrued expenses	3,593	1,648
Total current liabilities	11,113	11,043
Long-term debt, net	6,268	-
Other noncurrent liabilities	2,150	78
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized, 46,156,921 and 27,313,997 shares issued and outstanding at December 31, 2013 and 2012, respectively	5	3
Additional paid-in capital	200,260	159,929
Accumulated other comprehensive income	15	14
Accumulated deficit	(170,833)	(138,807)
Total stockholders' equity	29,447	21,139
Total liabilities and stockholders' equity	$48,978	$32,260

The accompanying notes are an integral part of these consolidated financial statements.

Baxano Surgical, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Revenue	$18,582	$14,570	$19,153
Cost of revenue	5,638	4,309	4,555
Gross profit	12,944	10,261	14,598

Operating expenses:
Research and development	6,919	5,457	5,191
Sales and marketing	25,315	20,049	21,561
General and administrative	8,392	6,172	5,890
Merger and integration expenses	3,588	-	-
Charges related to U.S. Government settlement	192	8,324	235
Total operating expenses	44,406	40,002	32,877
Operating loss	(31,462)	(29,741)	(18,279)

Non-operating items:
Loss on extinguishment of debt	(341)	-	-
Interest expense	(374)	(3)	-
Gain on fair value of common stock warrants	135	-	-
Other income (expense), net	16	(144)	6
Net loss	$(32,026)	$(29,888)	$(18,273)
Other comprehensive loss:
Foreign currency translation adjustments	1	1	42
Comprehensive loss	$(32,025)	$(29,887)	$(18,231)

Net loss per common share – basic and diluted	$(0.85)	$(1.10)	$(0.81)
Weighted average common shares outstanding – basic and diluted	37,895	27,267	22,588

The accompanying notes are an integral part of these consolidated financial statements.

Baxano Surgical, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid - In	Comprehensive	Accumulated	Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2010	20,877,171	$2	$138,401	$(29)	$(90,646)	$47,728
Issuance of common stock from exercised options	104,498	-	111	-	-	111
Issuance of common stock from equity financing	6,200,000	1	18,175	-	-	18,176
Issuance of common stock from employee stock purchase plan	62,390	-	158	-	-	158
Stock based compensation	-	-	1,558	-	-	1,558
Other comprehensive income	-	-	-	42	-	42
Net loss	-	-	-	-	(18,273)	(18,273)
Balance at December 31, 2011	27,244,059	3	158,403	13	(108,919)	49,500
Issuance of common stock from exercised options	31,294	-	48	-	-	48
Issuance of common stock from employee stock purchase plan	38,644	-	112	-	-	112
Stock based compensation	-	-	1,366	-	-	1,366
Other comprehensive income	-	-	-	1	-	1
Net loss	-	-	-	-	(29,888)	(29,888)
Balance at December 31, 2012	27,313,997	3	159,929	14	(138,807)	21,139
Issuance of common stock in connection with acquisition	10,329,035	1	21,277	-	-	21,278
Issuance of common stock from equity financing	8,410,651	1	17,550	-	-	17,551
Issuance of common stock from exercised options	4,788	-	9	-	-	9
Issuance of common stock from employee stock purchase plan	98,450	-	136	-	-	136
Stock based compensation	-	-	1,359	-	-	1,359
Other comprehensive income	-	-		1	-	1
Net loss	-	-	-	-	(32,026)	(32,026)
Balance at December 31, 2013	46,156,921	$5	$200,260	$15	$(170,833)	$29,447

The accompanying notes are an integral part of these consolidated financial statements.

Baxano Surgical, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(32,026)	$(29,888)	$(18,273)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,038	1,141	662
Stock-based compensation	1,359	1,366	1,558
Provision (reversal of provision) for bad debts	751	(15)	31
Loss on sale of fixed assets	-	261	54
Loss on extinguishment of debt	341	-	-
Gain on fair value of common stock warrants	(135)	-	-
Amortization of debt discount	93	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(677)	(669)	1,101
Increase in inventory	(74)	(491)	(647)
(Increase) decrease in prepaid expenses	89	350	(291)
Increase (decrease) in accounts payable and accrued expenses	606	(24)	61
Increase (decrease) in accrued expenses related to U.S. Government settlement	(1,968)	6,612	180
Net cash used in operating activities	(29,603)	(21,357)	(15,564)

Cash flows from investing activities:
Purchases of property and equipment	(1,747)	(2,014)	(708)
Acquisition, net of cash received	(2,685)	-	-
Restricted cash classification	(535)	-	-
Purchases of investments	-	-	(16,102)
Sales and maturities of investments	-	6,027	28,150
Net cash provided by (used in) investing activities	(4,967)	4,013	11,340

Cash flows from financing activities:
Borrowing under credit facility	7,500	-	-
Payment of debt issue costs	(586)	-	-
Repayment of term loan	(3,025)	-	-
Net proceeds from issuances of common stock	17,551	-	18,176
Proceeds from employee stock plans	145	160	269
Principal payments on capital lease	(17)	-	-
Net cash provided by financing activities	21,568	160	18,445
Effect of exchange rate changes on cash and cash equivalents	1	1	42
Net increase (decrease) in cash and cash equivalents	(13,001)	(17,183)	14,263
Cash and cash equivalents, beginning of period	21,541	38,724	24,461
Cash and cash equivalents, end of period	$8,540	$21,541	$38,724

The accompanying notes are an integral part of these consolidated financial statements.

Baxano Surgical, Inc.
Notes to Consolidated Financial Statements

1.	Organization

Baxano Surgical, Inc. (“we” or the “Company”) is a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are passionately committed to delivering innovative technologies to our surgeon customers that benefit their patients. On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp. (“Merger Sub”), consummated our acquisition of Baxano, Inc. (“Baxano”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company. Our consolidated statements of operations reflect the Baxano results, including the iO-Flex and iO-Tome products, from the Merger date, May 31, 2013. Additional information regarding the Merger is included in Note 3, “Merger and Financing Transaction.”

We currently market the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, the iO-Flex® set of flexible instruments used by surgeons during spinal decompression procedures, and the iO-Tome® instrument, which rapidly and precisely removes bone, specifically the facet joints, which is commonly performed in spinal fusion procedures. We currently sell our products through a direct sales force, independent sales agents and distributors.

The AxiaLIF branded product was first commercially released in January 2005. The VEO lateral access and interbody fusion system was commercially launched in November 2011. The iO-Flex instrument was commercially launched by Baxano in 2009. The iO-Tome instrument was commercially launched in the fourth quarter of 2013.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our fiscal year ends on December 31. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred operating losses and negative cash flows from operations, which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

We operate primarily in the United States and certain foreign countries, the latter through distributor and agent relationships. As all our products are focused on minimally invasive treatments for degenerative conditions of the lumbar region of the spine, we manage the business on the basis of one operating segment and, therefore, have only one reportable segment.

Principles of Consolidation

These consolidated financial statements include the accounts of Baxano Surgical, Inc. and its subsidiary. As of December 31, 2013, we had one subsidiary in Germany, which is in the process of being dissolved. All intercompany transactions and accounts have been eliminated in consolidation.

For our international operations, local currencies have been determined to be the functional currencies. We translate the financial statements of our international subsidiary to our U.S. dollar equivalent at the end-of-period currency exchange rate for assets and liabilities and at the average exchange rate for the period for revenues and expenses. We record these translation adjustments as a component of other comprehensive loss within stockholders’ equity. We recognize transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in the consolidated income statements. We incurred foreign currency exchange gains of $1,000, $1,000 and $42,000 in the years ended December 2013, 2012 and 2011, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. The most significant judgments we have made include, but are not limited to, estimates used in determining values of inventories, allowances for doubtful accounts, long-lived and indefinite-lived assets, income tax provisions, share-based payment transactions, common stock warrant valuation and other operating allowances and accruals. We also use significant judgments in applying acquisition accounting to business acquisitions.

We periodically evaluate estimates used in the preparation of the financial statements for reasonableness, including estimates provided by third parties. Appropriate adjustments to the estimates are made prospectively, as necessary, based on such periodic evaluations. We base our estimates on, among other things, currently available information, market conditions, and industry and historical experience, which collectively form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that our assumptions are reasonable under the circumstances, actual future results could differ materially. In addition, if we had used different estimates and assumptions, our financial position and results of operations could have differed materially from that which is presented.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents and are carried at cost due to the short period of time to maturity. Cash equivalents primarily represent funds invested in money market funds, whose cost equals fair market value.

Restricted Cash

At December 31, 2013, we had $610,000 of restricted cash which primarily consisted of three cash  collateral accounts totaling  $560,000, maintained for three facility lease agreements.

Accounts Receivable, Net

Accounts receivable, net consists of amounts owed to us by our customers on credit sales with terms generally ranging from 30 to 180 days from date of invoice and are presented net of an allowance for doubtful accounts receivable on our consolidated balance sheets.

We maintain an allowance for doubtful accounts receivable for estimated losses resulting from our inability to collect from customers. In extending credit, we assess our customers’ creditworthiness by, among other factors, evaluating our customers’ financial condition, credit history, and the amount involved, both initially and on an ongoing basis. Collateral is generally not required. In evaluating the adequacy of our allowance for doubtful accounts receivable, we primarily analyze accounts receivable balances, the percentage of accounts receivable by aging category, and historical bad debts. We also consider, among other things, customer concentrations and changes in customer payment terms or payment patterns.

If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our ability to collect, an increase to the allowance may be required. Also, should actual collections of accounts receivable be different than our estimates included in determining the allowance, the allowance would be adjusted through charges or credits to general and administrative expenses in our consolidated income statements in the period in which such changes in collection become known. If conditions were to change in future periods, additional allowances or reversals may be required. Such allowances or reversals could be significant.

Concentration of Credit Risk and Significant Customers

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. We limit our exposure to credit loss by depositing our cash and cash equivalents with established financial institutions. Although we deposit our cash and cash equivalents with multiple financial institutions, our deposits, at times, may exceed federally insured limits. The total amount of deposits in excess of federally insured limits was approximately  $5.6 million and $21.0 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, no customer accounted for greater than 10.0% of our accounts receivable balance. As of December 31, 2012, one customer, Beijing Jiade Sunshine in Beijing, China, accounted for 32% of our accounts receivable balance.

Inventories

Inventories consist of raw materials, work-in-process, and finished goods held for sale and are stated at the lower of cost or market, which approximates actual costs determined on the first-in, first-out method. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, the estimated time required to sell such inventory and current and expected market conditions, including levels of competition. As appropriate, provisions are recorded to reduce inventories to their net realizable value. The following table presents the components of inventories (in thousands):

	December 31,
	2013	2012
Finished goods	$4,607	$3,048
Raw materials	1,584	1,629
Work-in-process	846	340
Total inventories, net	$7,037	$5,017

Property and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is credited or charged to income. We generally depreciate and amortize property, plant, and equipment using the straight-line method over the useful lives presented in the following table:

Furniture and fixtures	5-10 years
Equipment	3-10 years
Other depreciable assets	2-10 years
Leasehold improvements	Lesser of estimated useful life or lease term

We lease various property and equipment. Leased property and equipment that meet certain criterion are capitalized and the present values of the related lease payments are recorded as liabilities. Capital lease payments are allocated between a reduction of the lease obligation and interest expense using the interest rate implicit in the lease. All other leases are accounted for as operating leases and the related payments are expensed ratably over the rental period. Amortization of assets under capital leases is computed using the straight-line method over the shorter of the lease term or the estimated useful life.

Business Acquisitions

Business acquisitions are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, “Fair Value Measurements,” as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition related costs (i.e., advisory, legal, valuation and other professional fees) and certain acquisition-related restructuring charges impacting us are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires us to make estimates and assumptions related to the estimated fair values of net assets acquired. Significant judgments are used during this process, particularly with respect to intangible assets. Generally, intangible assets are amortized over their estimated useful lives. Goodwill and other indefinite-lived intangibles are not amortized, but are annually assessed for impairment. Therefore, the purchase price allocation to intangible assets and goodwill can have a significant impact on future operating results.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Definite-lived intangible assets are amortized over their useful lives. Indefinite-lived intangible assets, such as trademarks and goodwill, are not amortized, but are annually assessed for impairment during the fourth quarter. We periodically evaluate whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets or whether the remaining carrying amount of long-lived assets should be evaluated for possible impairment. An example of such a change in circumstances includes a significant adverse change in the extent or manner in which an asset is being used.

Impairment Reviews

We apply ASC 350 which requires us to test goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are permitted to first assess qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only required if we  determine, based on the qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required.

We evaluate the recoverability of recorded goodwill and other indefinite-lived intangible asset amounts annually during the fourth quarter  or when events or changes in circumstances indicate that evidence of potential impairment exists, using a fair value based test. This test requires us to make estimates of factors that include, but are not limited to, projected future operating results and business plans, economic projections, anticipated future cash flows, comparable marketplace data from a consistent industry group, and the cost of capital. Any applicable impairment loss is the amount, if any, by which the implied fair value is less than the carrying value.

Debt Issuance Costs

We capitalize costs associated with the issuance of our debt and amortize these costs to interest expense over the term of the related debt agreement using an effective yield amortization method, or similar method. Unamortized debt issuance costs are written off within extinguishment of debt in our consolidated income statements when indebtedness under the related debt is repaid or restructured prior to maturity.

Revenue Recognition

Revenue is recognized based on the following criteria: (i) persuasive evidence that an arrangement exists with the customer; (ii) delivery of the products and/or services has occurred; (iii) the selling price has been fixed for the products or services delivered; and (iv) collection is reasonably assured. We generate revenue from the sales of our implants and disposable surgical instruments. We have two distinct sales methods. The first method is when implants and/or disposable surgical instruments are sold directly to hospitals or surgical centers for the purpose of conducting a scheduled surgery. Our sales representatives or independent sales agents hand deliver the products to the customer on or before the day of the surgery. The sales representative or independent agent is then responsible for reporting the delivery of the products and the date of the operation for proper revenue recognition. We recognize revenue upon the confirmation that the products have been used in a surgical procedure. The second sales method is for sales to distributors primarily outside the United States. These transactions require the customer to send in a purchase order before shipment and the customer only has the right of return for defective products. We primarily recognize revenue upon the shipment of the product to distributors outside the United States, when risk of loss and title has transferred to the distributor, provided we have no material performance obligations. We may also provide training and marketing materials, at the distributor’s expense, to the distributor and its surgeons which are not considered revenue.

Cost of Revenue

Cost of revenue consists primarily of material, direct labor and overhead costs related to our products, including reusable kit depreciation and product royalties. Overhead cost primarily includes facilities-related costs, such as rent and utilities, and indirect labor costs.

Shipping and Handling Costs

Shipping and handling costs incurred for inventory purchases are included in cost of revenue in our consolidated income statements. Shipping and handling costs incurred to warehouse, pick, pack, and prepare inventory for delivery to customers are included in sales and marketing expenses in our consolidated statement of operations. These costs are generally not reimbursed by our customers. Shipping costs relating to sales to distributors outside the United States are either paid directly by the distributor to the freight carrier or charged to the distributor and reimbursed to us. Shipping and handling costs included in sales and marketing amounted to approximately $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Advertising Costs

The costs of advertising are expensed as incurred within sales and marketing in our consolidated income statements. We incurred advertising costs totaling approximately $0.4 million for each of the years ended December 31, 2013, 2012, and 2011.

Research and Development Expenses

Research and development (“R&D”) expenses include the costs directly attributable to the conduct of research and development programs for new products and extensions or improvements of existing products and the related manufacturing processes. Such costs include salaries and related employee benefit costs, payroll taxes, materials, supplies, depreciation on and maintenance of R&D equipment, services provided by outside contractors for clinical development and clinical trials, regulatory services, and fees. R&D also includes the allocable portion of facility costs such as rent, depreciation, utilities, insurance, and general support services. All costs associated with R&D are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist of personnel costs related to the executive, finance, business development and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs and general corporate expenses.

Patent Costs

Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents resulting in probable future economic benefits to us.

Other Income (Expense), Net

Other income (expense), net is primarily composed of the gain or loss on disposal of fixed assets and interest earned on cash, and cash equivalents.

Stock-Based Compensation

We value share-based compensation at the grant date using a fair value model and recognize this value as expense over the employees’ requisite service period, typically the period over which the share-based compensation vests. We record income tax benefits which result from realizing a tax deduction in excess of previously recognized compensation expense as additional paid-in capital.

We estimate the fair value of stock options at the grant date using a Black-Scholes-Merton option pricing model, which requires the use of a number of assumptions related to the risk-free interest rate, average life of options (expected term), expected volatility, and dividend yield. There was no trading market for our common stock or stock options on grant dates prior to 2008. Therefore, our application of the Black-Scholes-Merton option pricing model incorporates a weighted average of our actual volatility and the volatility of similar entities for prior periods. A forfeiture rate based on historical attrition rates of award holders is used in estimating the granted awards not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods. Our valuation utilized a dividend yield of zero. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options on their grant dates. Estimates of the values of these grants are not intended to predict actual future events or the value ultimately realized by employees who receive such awards. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ materially from our expectations.

The Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. In addition, if we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net income, and earnings per share amounts could have been materially different.

Litigation Accruals

We record an accrual for our exposures to our various litigation matters as a charge to our consolidated income statements when it becomes probable and can be reasonably estimated. The exposure to legal matters is evaluated and estimated, if possible, following consultation with legal counsel. Such estimates are based on currently available information and, given the subjective nature and complexities inherent in making these estimates, the ultimate outcome of our legal matters may be significantly different than the amounts estimated. Additional information regarding our possible litigation exposures is included in Note 6, “Commitments and Contingencies.”

Income Taxes

We calculate a provision for, or benefit from, income taxes using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A reduction in the carrying amounts of deferred tax assets by a valuation allowance is required, if, based on the available evidence, it is more likely than not that the assets will not be realized. Accordingly, we periodically assess the need to establish valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold criterion. In assessing the need for a valuation allowance, we consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with future taxable income, and ongoing prudent and feasible tax planning strategies.

We establish reserves for uncertain income tax positions, based on the technical support for the positions, our past audit experience with similar situations, and potential interest and penalties related to the matters. Our recorded reserves represent our best estimate of the amount, if any, that we will ultimately be required to pay to settle such matters. The resolution of our uncertain income tax positions is dependent on uncontrollable factors such as law changes, new case law and the willingness of the income tax authorities to settle, including the timing thereof and other factors. Although we do not anticipate significant changes to our uncertain income tax positions in the next twelve months, items outside of our control could cause our uncertain income tax positions to change in the future, which would be recorded within (provision) benefit for income taxes in our consolidated income statements. Interest and penalties related to unrecognized tax benefits are recognized as a component of our income tax provision.

Fair Value of Financial Instruments

We implemented the accounting requirements for financial assets, financial liabilities, non-financial assets and non-financial liabilities reported or disclosed at fair value. ASC 820, Fair Value Measurements, defines fair value, establishes a three level hierarchy for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that a company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, common stock warrant liabilities, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on their short-term nature. The fair value of the common stock warrant liability is estimated based upon a Black-Scholes-Merton option pricing model. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates. For fair value disclosures regarding warrants to purchase common stock, see Common Stock Warrant Liability under Note 5.

Segment and Geographic Reporting

We apply ASC 280 which establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. We have determined that we did not have any separately reportable segments as of December 31, 2013, 2012 or 2011. All our products provide surgical treatment for the lumbar region of the spine. The following table summarizes revenue by geographic area (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$16,694	$12,640	$17,466
Europe	961	815	1,421
Asia	194	1,106	248
North and South America	733	9	9
Other	-	-	9
	$18,582	$14,570	$19,153

Long-lived assets are primarily located in the United States.

Net Loss Per Common Share

We calculate basic earnings per share based upon the weighted average number of common shares outstanding. We calculate diluted earnings per share based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Our potential dilutive common shares, which consist of shares issuable upon the exercise of stock options and warrants, have not been included in the computation of diluted net loss per common share for all periods as the result would be anti-dilutive. The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Year Ended December 31,
	2013	2012	2011
Weighted average stock options outstanding	3,391,443	3,227,642	2,506,630
Common stock warrants	882,353	-	-

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance (ASU No. 2013-02) finalizing the reporting of amounts reclassified out of accumulated other comprehensive income. The new standard requires either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2012. We adopted the guidance in the first quarter of 2013 and determined that there were no amounts reclassified in the periods that would require enhanced disclosure.

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

3.	Merger and Financing Transaction

On May 31, 2013, we, through our wholly-owned subsidiary Merger Sub, consummated our acquisition of Baxano pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company. Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company.

During April and May 2013, Baxano issued promissory notes (the “Bridge Notes”) to the Company in the aggregate principal amount of $ 2.3 million, as contemplated by the Merger Agreement. The Bridge Notes bore interest at a rate of 6.0 % per annum. The Bridge Notes were not secured by any collateral; were subordinated in right of payment to the loan evidenced by the Loan and Security Agreement dated as of March 15, 2012, among Oxford Finance LLC, the lenders party thereto and Baxano; and were senior in right of payment to the promissory notes of Baxano that were convertible into capital stock of Baxano (each a “Baxano Note”). The Bridge Notes were cancelled immediately prior to the effective time of the Merger without consideration, repayment, or any other right of ours repaid or otherwise compensated. We accounted for this cancellation as a component of the purchase price in the Merger (see table below).

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of our common stock as merger consideration. In connection with the closing of the Merger, 796,772 shares of our common stock (equal to approximately 7.5% of the total merger consideration) were deposited in a third-party escrow account to secure certain indemnification obligations of the Baxano securityholders and to fund any post-closing adjustment payable to us. Upon the determination that no post-closing adjustment was required, 265,584 escrow shares were distributed in July 2013 to the Baxano securityholders. The remainder of the escrow shares will be distributed to the Baxano securityholders promptly following the first anniversary of the closing date to the extent such escrow shares are not then subject to indemnification claims by us.

In connection with the Merger, we assumed and became the borrower under Baxano’s outstanding credit facility pursuant to the terms of the First Amendment to Loan and Security Agreement, dated as of May 31, 2013 (the “First Amendment to Loan Agreement”), among the Company, Oxford Finance LLC, as collateral agent (the “Collateral Agent”), and Oxford Finance Funding I, LLC and Silicon Valley Bank, as lenders (the “Lenders”). The First Amendment to Loan Agreement amends the Loan and Security Agreement, dated as of March 15, 2012, among the Collateral Agent, the lenders party thereto, and Baxano (as so amended, the “Amended Loan Agreement”). The Amended Loan Agreement evidences a term loan, with a maturity date of May 1, 2016 (the “Term Loan”).

The Term Loan of $2.8 million had a fixed interest rate of 6.72 % and required monthly interest-only payments through November 2013. Commencing December 2013, the Term Loan provided for the amortization of principal (in the form of level $102,207 monthly payments of principal and interest for thirty months). The Term Loan required a final payment equal to the original principal amount of the Term Loan multiplied by 7.00% or $210,000, whether the payment was mandatory or voluntary. Effective with the new credit facility established in December 2013, the Term Loan was extinguished. Additional information regarding the extinguishment is included in Note 5, “Long Term Debt and Credit Facilities.”

Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, we issued and sold to certain investors 7,522,009 shares of our common stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of approximately $17.2 million.

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

The following table summarizes the purchase price (in thousands):

Value of common shares issued	$21,278
Cash paid at closing	250
Pre-acquisition amounts due from Baxano, net	2,501
$24,029

The purchase price was allocated to the net assets acquired utilizing the methodology prescribed in ASC 805. We recorded goodwill of approximately  $8.5 million after recording net assets acquired at fair value as presented in the following table. The following table summarizes the allocation of the purchase price to the net assets acquired (in thousands):

Cash and cash equivalents	$279
Accounts receivable	1,559
Inventory	1,946
Other current assets	234
Property and equipment	866
Other long-term assets	90
Intangible assets	15,836
Goodwill	8,463
Total assets acquired	29,273
Accounts payable and other liabilities	(2,429)
Term debt assumed	(2,815)
Total purchase price	$24,029

We allocated approximately  $15.8 million of the purchase price to identifiable intangible assets that met the separability and contractual legal criterion of ASC 805. The following summarizes the intangible assets that were acquired and the period over which we will recognize amortization cost using the straight-line method (in thousands):

		Amortization
		Period
	Amount	(Years)
Trademark	$830	Indefinite
Product Trademarks	1,530	15-17
Technology	13,001	15-17
Customer Relationships	475	10
	$15,836

The results of operations of Baxano have been included in our consolidated financial statements from the date of the acquisition. The following pro forma results of operations assume the acquisition of Baxano on January 1, 2012. The pro forma results for the years ended December 31, 2013 and 2012 presented below reflect our historical data and the historical data of the Baxano business adjusted for amortization of intangibles, interest costs associated with Baxano preferred stock and convertible debt, and elimination of intercompany G&A expenses. The pro forma results of operations presented below may not be indicative of the results we would have achieved had we completed the acquisition on January 1, 2012, or that we may achieve in the future. The following table presents the pro forma results (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Revenue	$23,307	$23,987
Operating loss	$(39,407)	$(49,343)
Net loss	$(40,125)	$(49,291)
Net loss per common share	$(0.72)	$(1.09)

4.	Goodwill and Intangible Assets

The goodwill and intangible assets amounts as of December 31, 2013, were recorded as part of the purchase price allocation for the Merger. The carrying amount of goodwill as of December 31, 2013 was $8.5 million and unchanged during 2013.

 Intangible assets for the year ended December 31, 2013 consisted of the following (in thousands):

		Amortization
		Period (Years)
Trademark	$830	Indefinite
Product trademarks	1,530	15-17
Technology	13,001	15-17
Customer relationships	475	10
	15,836
Less accumulated amortization	(306)
	$15,530

Amortization expense for the year ended December 31, 2013, was $0.3 million. The future expected amortization expense related to our intangible assets is approximately $1.0 million for each of the years ended December 31, 2014 until December 31, 2027. Total amortization expense thereafter will be approximately $0.8 million.

5.	Long Term Debt and Credit Facilities

Credit Facility with Hercules Technology Growth Capital, Inc.

On December 3, 2013 (the “Credit Facility Closing Date”), we also obtained a credit facility of up to $15.0 million (the “Credit Facility”) from Hercules Technology Growth Capital, Inc., a Maryland corporation (“Hercules”), to pay off our existing Term Loan to collateralize existing letters of credit, and for general corporate and working capital purposes. The Credit Facility is governed by a loan and security agreement, dated December 3, 2013 (the “Loan Agreement”), which provides for up to three separate advances, with the first advance of $7.5 million available at closing. The availability of the second advance of $2.5 million is dependent upon our achieving $6.0 million in gross commercial revenue for the fourth quarter of the Company’s 2013 fiscal year. The availability of the third advance of $5.0 million is dependent upon our achieving $7.0 million in gross commercial revenue for the first quarter of our 2014 fiscal year and net proceeds of at least $15.0 million from sales of our equity securities on or before June 15, 2014.

The following table presents the components of long-term debt at December 31, 2013 (in thousands):

Advance	$7,500
Final payment	263
Debt discounts, including common stock warrant	(932)
Total long-term debt	6,831
Less: Current portion of long-term debt	(563)
Total long-term debt, net of current portion	$6,268

The Credit Facility has a term of 39 months or in 42 months if the specified revenue targets are achieved. Each advance accrues interest at a rate equal to the prime rate plus 7.75% (with the prime rate subject to a floor of 4.75%), calculated on an actual/360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate of 3% in excess of the above rate, and past due amounts are subject to a 5% late charge. Outstanding principal will amortize in the 30-month period preceding maturity, payable in equal installments of principal and interest (subject to recalculation upon a change in prime rates). Any advance may be prepaid in whole or in part at any time, subject to a prepayment fee of 1-2% if prepaid more than one year after closing. In addition, a fee equal to 3.50% of all advances made under the Credit Facility will be payable upon the final principal payment or prepayment in full of the advances. The Credit Facility is secured by a lien on substantially all of our assets. Maturities of our debt at December 31, 2013 are as follows (in thousands):

2014	$866
2015	2,829
2016	3,208
2017	860
Total	$7,763

The Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on cash dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and changes in control. We are not allowed to declare or pay any cash dividend or make cash distribution on any class of stock or other equity interest, except that our subsidiary may pay dividends or make distributions up to us. There are no financial covenants. Prior to the maturity of the Credit Facility, Hercules will also have the right to participate on the same terms as other participants in certain types of our broadly marketed equity financings.

The events of default under the Loan Agreement include, without limitation, (1) a material adverse change in our ability to perform our obligations under the Loan Agreement, or in the value of our collateral, and (2) an event of default under any other of our indebtedness in excess of $150,000. If an event of default occurs, Hercules is entitled to take enforcement action, including acceleration of amounts due under the Loan Agreement. The Loan Agreement also contains other customary provisions, such as expense reimbursement and confidentiality. Hercules has indemnification rights and the right to assign the Credit Facility.

On December 3, 2013, we utilized a portion of the initial advance under the Credit Facility, together with other available cash, to prepay all obligations owing under, and to terminate the Term Loan. Additional information regarding the Term Loan is included in Note 3, “Merger and Financing Transaction.” We recognized approximately $341,000 as a loss on extinguishment of debt.

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and our ability to obtain debt at comparable terms to those that are currently in place. We believe the estimated fair value at December 31, 2013 approximates the carrying amount.

Common Stock Warrant Liability

In connection with the Credit Facility, we issued to Hercules a warrant to purchase shares of our common stock (the “Warrant”). The Warrant consists of two tranches, the first tranche issued at closing and the second tranche to be issued if and when Hercules makes a second advance under the Loan Agreement. The first tranche is exercisable for a number of shares of our common stock equal to $900,000 divided by the exercise price. The second tranche is exercisable for a number of shares of our common stock equal to $300,000 divided by the exercise price. The exercise price is $1.02 initially, but is subject to downward adjustment upon our consummation of a financing at a lower effective price per share during the one-year period following the Credit Facility Closing Date. The aggregate number of shares issuable upon exercise is limited to 1,176,471. The Warrant is exercisable by Hercules in whole or in part, at any time, or from time to time, prior to the fifth anniversary of the Credit Facility Closing Date. The Warrant will be exercised automatically on a net issuance basis if not exercised prior to the expiration date.

Under ASC 835, the Warrant is considered a mark-to-market liability which is re-measured to fair value at each reporting period due to a provision whereby the exercise price of the Warrant could be decreased if the Company had a subsequent issue of  equity instruments at a price less than $1.02 per share. We will be required to mark-to-market the fair value of the warrant liability each reporting period over the warrants term. At December 3, 2013, we recorded as a liability the initial Warrant tranche for 882,353 shares of our common stock at an estimated fair value of approximately $0.7 million with an offset to debt discount. The value of the Warrant was determined on the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: stock price on grant day of $1.18, risk free interest rates of 1.4%, volatility of 74.2%, a five year term and no dividends yield. This amount has been recorded as a liability while also reducing the carrying amount of the Credit Facility borrowings by recognizing a debt discount. The debt discount associated with the initial value of the Warrant will be amortized to interest expense over the estimated term of the Credit Facility.  We revalued the liability as of December 31, 2013, using the Black-Scholes-Merton option pricing model and decreased the carrying amount of the derivative liability by approximately $135,000. The value of the Warrant was determined on December 31, 2013, using the following assumptions: stock price of $1.01, risk free interest rates of 1.8%, volatility of 73.6%, a 4.9 year term and no dividends yield.

6.             Commitments and Contingencies

Leases

We lease office buildings and miscellaneous equipment under leasing agreements. The majority of our leases are operating leases. In addition to rent, certain of our leases require us to pay property taxes, insurance, maintenance, and other operating expenses of our facilities. Future minimum lease payments required under our capital leases and non-cancellable operating leases as of December 31, 2013 are as follows:

	Capital	Operating
2014	$18	$751
2015	13	398
2016	-	393
2017	-	331
2018	-	297
Thereafter	-	281
Total future minimum lease payments	31	$2,451
Less amounts representing interest	2
Present value of net minimum lease payments	29
Less: current portion of capital lease obligations	17
Total	$12

Rental cost was approximately $641,000, $392,000 and $405,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

We are involved in various legal and regulatory proceedings that arise in the ordinary course of business. We record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record anticipated recoveries under applicable insurance contracts when we are assured of recovery.

In October 2011, we received a subpoena issued by the Office of Inspector General (the “OIG”), under the authority of the federal healthcare fraud and false claims laws. The subpoena sought documents for the period January 1, 2008 through October 6, 2011. We cooperated with the government’s request and entered into a settlement agreement in June 2013, admitting no wrongdoing as part of the settlement. The $6.0 million settlement, plus accrued interest of 2%, will be paid in nine quarterly installments, with the first installment paid in July 2013. During 2013, we recognized approximately $0.2 million in legal fees related to the investigation. In 2012, we expensed the $6.0 million related to the tentative settlement and $2.3 million for legal fees related to the investigation. We also incurred legal fees of $235,000 in 2011 related to the investigation. We also signed a Corporate Integrity Agreement (“CIA”) with the OIG in June 2013 and have implemented the requirements of the CIA. The CIA required us to hire an Independent Review Organization to assist us in evaluating our systems and processes related to healthcare compliance. We are unable to predict what impact, if any, the outcome of the matters raised by the OIG will have on the willingness of surgeons to accept our products, our ability to hire or retain sales representatives and other employees, potential future reimbursement decisions by payors or other significant aspects of our business.

On January 24, 2012, we received notice that a putative class action lawsuit had been filed in the U.S. District Court for the Eastern District, of North Carolina, on behalf of all persons, other than defendants, who purchased our securities between February 21, 2008 and October 17, 2011. The complaint alleged violations of the Exchange Act based upon purported omissions and/or false and misleading statements concerning our financial statements and reimbursement practices. The complaint sought damages sustained by the putative class, pre- and post-judgment interest, and attorneys’ fees and other costs. On September 7, 2012, we filed a motion to dismiss the complaint for failure to meet the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995, among other grounds. On September 19, 2013, our motion was granted and the complaint was dismissed with prejudice. On October 17, 2013, the plaintiff filed a motion to alter or amend the order dismissing the complaint with prejudice. Based on the September 2013 ruling, we believe the final resolution of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows.

Other

We are subject to periodic inspections by the FDA and other regulatory authorities. If in the course of an inspection, the FDA or other regulatory authority notes conditions they believe are objectionable with respect to applicable regulations, we must implement effective corrective actions or face regulatory or enforcement sanctions.

7.	Stockholders’ Equity

Our Fifth Amended and Restated Certificate of Incorporation, which was adopted in connection with our initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock, $0.0001 par value per share (“Common Stock”) and up to 5,000,000 shares were designated as preferred stock with a par value of $0.0001. At December 31, 2013 and 2012, there were 46,156,921 and 27,313,997 shares of Common Stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

Merger

Upon the closing of the Merger, and in accordance with the terms of the Merger Agreement, we issued an aggregate of 10,329,035 shares of Common Stock as merger consideration. Concurrent with the closing of the Merger, and in accordance with the terms of a Securities Purchase Agreement, dated March 3, 2013, we issued and sold to certain investors 7,522,009 shares of Common Stock, at a purchase price of $2.28 per share, resulting in gross proceeds to us of approximately $17.2 million. Additional information regarding the Merger is included in Note 3, “Merger and Financing Transaction.”

Stock Purchase Agreement

On December 3, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to $7.0 million in shares of our Common Stock, subject to certain limitations.

Pursuant to the Purchase Agreement, we have the right, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of Common Stock, which amount may be increased, in accordance with the Purchase Agreement. The purchase price of shares of Common Stock related to the future funding will be based upon the prevailing market prices of the Common Stock at the time of sales, and shares will be sold to Lincoln Park  on any date that the closing price of the Common Stock is above the floor price as set forth in the Purchase Agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if, on the date of a regular purchase, the closing sale price of the Common Stock is not below a threshold price as set forth in the Purchase Agreement.

As consideration for its commitment to purchase Common Stock pursuant to the Purchase Agreement, we issued to Lincoln Park  182,609 shares of Common Stock immediately upon entering the Purchase Agreement and will issue up to 60,870 shares pro rata as and when Lincoln Park purchases Common Stock under the Purchase Agreement. We will not receive any cash proceeds from the issuance of these commitment shares. As of December 31, 2013, 188,642 commitment shares were issued to Lincoln Park. We incurred approximately $0.2 million in direct expenses in connection with the Purchase Agreement and such issuance costs were charged against additional paid in capital during the year ended December 31, 2013. During the quarter ended December 31, 2013, we sold 700,000 shares of Common Stock to Lincoln Park for an aggregate purchase price of $0.7 million.

The Purchase Agreement contains customary representations, warrants and covenants of us and Lincoln Park, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock. There is no upper limit on the price per share that Lincoln Park could be obligated to pay for Common Stock under the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by us as to available and appropriate sources of funding for us and our operations.

Warrant Agreement

In connection with the Credit Facility, we issued to Hercules the Warrant. The Warrant consists of two tranches; the first tranche issued at closing and the second tranche to be issued if and when Hercules makes a second advance under the Loan Agreement. The first tranche is exercisable for a number of shares of Common Stock equal to $900,000 divided by the exercise price. The second tranche is exercisable for a number of shares of Common Stock equal to $300,000 divided by the exercise price. The exercise price is $1.02 initially, but is subject to downward adjustment upon our consummation of a financing at a lower effective price per share during the one-year period following the Credit Facility Closing Date. The aggregate number of shares issuable upon exercise is limited to 1,176,471. The Warrant is exercisable until the fifth anniversary of the Credit Facility Closing Date and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date. See further details for the Common Stock Warrant Liability under Note 5.

Stock Incentive Plans

In 2013, we issued 4,788 shares of Common Stock to employees for approximately $9,000 pursuant to the exercise of stock options and 98,450 shares of Common Stock under the employee stock purchase plan for approximately $136,000. In 2012, we issued 31,294 shares of Common Stock to employees and consultants for $48,000 pursuant to the exercise of stock options and 38,644 shares of Common Stock under the employee stock purchase plan for $112,000.

8.	Stock Incentive Plans and Stock-Based Compensation

2007 Employee Stock Purchase Plan

Our board of directors adopted the 2007 Employee Stock Purchase Plan (as amended, the “ESPP”) in July 2007. The ESPP became effective upon the completion of our initial public offering, with a total of 250,000 shares of Common Stock available for sale. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning in 2008, equal to the lesser of (i) 2.0% of the outstanding shares of Common Stock on the first day of such fiscal year or (ii) an amount determined by the administrator of the ESPP. Our Compensation Committee administers the ESPP. As of December 31, 2013, 500,000 shares had been approved by our board of directors for issuance under the ESPP.

Shares shall be offered pursuant to the ESPP in six-month periods commencing on the first trading day on or after June 1 and December 1 of each year, or on such other date as the administrator may determine. The ESPP permits participants to purchase Common Stock through payroll deductions of up to 10% of their eligible compensation, which includes a participant’s base straight time gross earnings, certain commissions, overtime and shift premium, but exclusive of payments for incentive compensation, bonuses and other compensation. A participant may purchase no more than 10,000 shares during a six-month purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of Common Stock at the end of each six-month purchase period. The purchase price of the shares will be 85% of the fair market value of the Common Stock on the exercise date. Participants may end their participation at any time during an offering period, and will be paid their accrued payroll deductions that have not yet been used to purchase shares of Common Stock. Participation ends automatically upon termination of employment. Pursuant to ASC 718, we are required to recognize compensation expense in connection with Common Stock purchases at a discount under the ESPP.

During the fiscal years ended December 31, 2013, 2012 and 2011, 98,450, 38,644 and 62,390 shares were issued to participants under the ESPP, respectively. As of December 31, 2013, 300,516 shares of Common Stock were available for issuance under the ESPP.

2000 and 2007 Stock Incentive Plans

We established the Baxano Surgical, Inc. Stock Incentive Plan in 2000, (as amended, the “2000 Plan”) and the 2007 Stock Incentive Plan (as amended, the “2007 Plan”) in October 2007 (collectively, the “Plans”). Under the 2000 Plan, we could have granted options to employees, directors or service providers and contractors for a maximum of 3,159,108 shares of Common Stock. The 2000 Plan remains active, but no new options may be granted. Under the 2007 Plan, we may grant options to employees, directors or service providers and contractors for a maximum of 7,600,000 shares of Common Stock. As of December 31, 2013, there were 3,921,801 shares available for future issuance under the 2007 Plan. Options granted under the Plans may be incentive stock options or non-qualified stock options. Incentive stock options may only be granted to employees. The exercise periods may not exceed ten years for options. However, in the case of an incentive stock option granted to an optionee who, at the time of the option grant owns stock representing more than 10% of the outstanding shares, the term of the option shall be five years from the date of the grant. The exercise price of incentive stock options cannot be less than 100% of the fair market value per share of the Common Stock on the grant date. The exercise price of a nonqualified option under the 2000 Plan and the 2007 Plan shall not be less than 85% and 100%, respectively, of the fair market value per share on the date the option is granted. If an optionee owns more than 10% of the outstanding shares, the exercise price cannot be less than 110% of the fair market value of the stock on the date of the grant. Options granted under the Plans generally vest over periods ranging from three to four years.

The following table is a summary of activity for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	2,491,799	$5.43
Options granted	888,000	3.96
Options exercised	(119,823)	1.56
Options expired or canceled	(197,598)	9.43
Options forfeited	(332,493)	4.56
Outstanding as of December 31, 2011	2,729,885	4.92
Options granted	1,082,500	2.85
Options exercised	(31,294)	1.55
Options expired or canceled	(150,418)	6.88
Options forfeited	(189,373)	3.57
Outstanding as of December 31, 2012	3,441,300	4.29	7.5	$356,511
Options granted	1,894,418	2.05
Options exercised	(4,788)	1.86
Options expired or canceled	(695,519)	5.18
Options forfeited	(649,821)	2.82
Outstanding as of December 31, 2013	3,985,590	$3.31	7.7	$11,125
Exercisable at December 31, 2013	1,857,646	$4.46	6.3	$11,125
Vested and expected to vest as of December 31, 2013	3,818,033	$3.36	7.7	$11,125

Our estimate of the stock options vested and expected to vest at December 31, 2013 considers an expected forfeiture rate of 4.5%. The aggregate intrinsic value in the table above represents the difference between the $1.01 closing price of our Common Stock as reported by The NASDAQ Global Market on December 31, 2013 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value of stock option exercises during the years ended December 31, 2013, 2012 and 2011 were approximately $4,000, $38,000, and $0.3 million, respectively. We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our Common Stock. The total fair value of stock options that vested during the years ended December 31, 2013, 2012, and 2011 were $1.4 million, $1.2 million, and $1.8 million, respectively.

Stock-Based Compensation

Under ASC 718, compensation cost for employee stock-based awards is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable award on a straight-line basis. For the period from January 1, 2006 to December 31, 2013, we issued employee stock-based awards in the form of stock options. We recorded stock-based compensation expense of $1.4 million, $1.4 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We estimated the fair value of stock options at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of stock options could be different. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The estimated grant-date fair values of the employee stock options were calculated using the Black-Scholes-Merton option pricing model, based on the following assumptions for the years ended December 31, 2013, 2012 and 2011:

Expected Life. The expected life of six years is based on the “simplified” method described in the SEC Staff Accounting Bulletin No. 110, which provides guidance regarding the application of ASC 718.

Volatility. Prior to 2008, we were a private entity with no historical data regarding the volatility of our Common Stock. Accordingly, the expected volatility was based on a weighted average of the actual volatility of our and the volatility of similar entities for prior periods. In evaluating similarity, we considered factors such as industry, stage of life cycle and size. We utilized an expected volatility range of 76.0% to 79.4% for 2013, 70.8% to 75.0% for 2012 and 62.0% to 66.7% for 2011.

Risk-Free Interest Rate. The risk-free rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The risk-free rates were:

Option Grant Year	Risk-Free Rate Range
2013	0.65% to 1.57%
2012	0.63% to 1.05%
2011	1.08% to 2.14%

Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

Forfeitures. ASC 718 also requires us to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

As of December 31, 2013, there was $2.5 million of total unrecognized compensation cost related to non-vested employee stock option awards granted after January 1, 2010, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes information about our stock options at December 31, 2013:

		Weighted	Weighted
Range of		Average	Average	Number of
Exercise	Number	Contractual	Exercise	Options
Prices	Outstanding	Life (Years)	Price	Exercisable
$0.11 – $2.00	555,757	7.6	$1.46	235,969
$2.01 – $3.50	2,550,172	8.3	2.57	842,074
$3.51 – $6.00	609,661	6.6	4.44	509,603
$6.01 – $10.00	130,000	4.9	9.11	130,000
$12.00 – $20.00	140,000	4.2	13.80	140,000
	3,985,590	7.7	$3.31	1,857,646

Stock-Based Compensation for Non-employees (Excluding Non-employee Board Members)

There have been no options granted to non-employees since the year ended December 31, 2008 and no related expense recognized over the three years ended December 31, 2013.

9.	Income Taxes

No provision for federal or state income taxes has been recorded as we have incurred net operating losses since inception. Significant components of our deferred tax assets and liabilities consist of the following:

	2013	2012
	(in thousands)
Deferred tax assets
Domestic net operating loss carryforwards	$76,961	$39,495
Inventory	1,077	1,138
Fixed assets	647	434
Other	2,693	2,140
Research and development credit	2,270	1,153
Total deferred tax assets	83,648	44,360
Valuation allowance for deferred assets	(80,402)	(44,360)
Deferred tax assets	3,246	-
Deferred tax liabilities
Intangibles	3,246	-
Total deferred tax liabilities	3,246	-
Net deferred tax assets (liabilities)	$-	$-

We provided a full valuation allowance against our net deferred tax assets. A valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. The increase in valuation allowance resulted primarily from the additional net operating loss carryforward generated. Included in our deferred tax assets is a foreign net operating loss carryforward of $1.0 million that is fully offset by a valuation allowance. The Germany subsidiary is in the process of being dissolved. In conjunction with this dissolution, it is likely that the foreign net operating losses will not be utilized and may be written off, along with the corresponding valuation allowance. This will have no effect on our deferred tax assets or income tax expense.

As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $206.6 million and $188.4 million, respectively. These net operating loss carryforwards begin to expire in 2021 and 2016 for federal and state tax purposes, respectively. Additionally, as of December 31, 2013, we had research credit carryforwards of $2.3 million for federal tax purposes. These credit carryforwards begin to expire in 2021. The utilization of the federal net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code of 1986, as amended.

A reconciliation of differences between the U.S. federal income tax rate and our effective tax rate for the years ended December 31 is as follows:

	2013		2012		2011
		% of		% of		% of
	Amount	net loss	Amount	net loss	Amount	net loss
	(in thousands)
Tax at statutory rate	$(11,209)	35.0%	$(10,461)	35.0%	$(6,396)	35.0%
State taxes	(1,866)	5.8%	(397)	1.3%	(434)	2.4%
Nondeductible items	1,686	(5.3)%	2,496	(8.4)%	692	(3.8)%
Other	39	(0.1)%	30	(0.1)%	(130)	0.7%
R&D credits	125	(0.4)%	-	0.0%	(268)	1.5%
Change in valuation allowance	11,225	(35.0)%	8,332	(27.8)%	6,536	(35.8)%
Total	$-	0.0%	$-	0.0%	$-	0.0%

As of January 1, 2007, we adopted the provisions of ASC 740, which clarifies the accounting for uncertainty in tax positions. For the year ended December 31, 2013, we increased our unrecognized tax benefits by $0.1 million. The change was recorded as an increase to the respective deferred tax asset which was reflected as an increase in the valuation allowance. As of December 31, 2013, we had $1.1 million of unrecognized tax benefits which, if recognized, would be recorded as a component of income tax expense. Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. As of December 31, 2011, 2012 and 2013, we had no accrued interest or tax penalties recorded. A reconciliation of the beginning and ending uncertain tax positions is as follows (in thousands):

Balance at December 31, 2011	$981
Gross decrease related to current period tax positions	(29)
Balance at December 31, 2012	952
Gross increase related to current period tax positions	127
Balance at December 31, 2013	$1,079

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Given the losses accumulated to date, periods open for examination are 2004 to 2013 for the primary taxing jurisdictions of the United States and North Carolina. We currently do not expect a significant change in the liability for uncertain tax provisions in the next 12 months.

10.	Other Consolidated Balance Sheet Information

Information regarding other accounts on our consolidated balance sheets is as follows (in thousands):

Property and equipment, net
	December 31,
	2013	2012
Furniture and fixtures	$484	$254
Equipment	6,459	5,058
Computer software	496	447
Leasehold improvements	1,080	599
Capital leases of buildings	51	51
Construction in process	-	85
	8,570	6,494
Less: accumulated depreciation and amortization	(5,523)	(4,328)
	$3,047	$2,166

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $1.1 million and $0.7 million, respectively.

Accrued expenses
	December 31,
	2013	2012
Accrued payroll, bonuses, and employee benefits	$2,343	$1,334
Legal and professional fees	638	129
Interest payable	100	-
Royalties	243	26
Business taxes and licenses	122	47
Travel and entertainment	48	43
Other	99	69
Total accrued expenses	$3,593	$1,648

11.	Cash Flow Supplemental Disclosures

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow information (in thousands):
Cash paid for interest	$181	$-	$-
Non-cash warrants issued for debt discount	$663	$-	$-
Non-cash shares issued in Merger	$21,277	$-	$-

12.	Quarterly Data (Unaudited)

The following unaudited quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of the results for the periods presented (in thousands, except per share data):

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$3,099	$3,877	$5,650	$5,956
Gross profit	2,068	2,582	4,144	4,150
Total operating expenses	9,166	11,053	11,999	12,188
Net loss	$(7,100)	$(8,531)	$(7,959)	$(8,436)
Basic and diluted net loss per common share	$(0.26)	$(0.26)	$(0.18)	$(0.19)

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$3,782	$3,460	$3,198	$4,130
Gross profit	2,785	2,548	2,360	2,568
Total operating expenses	8,513	8,839	8,111	14,539
Net loss	$(5,758)	$(6,293)	$(5,865)	$(11,972)
Basic and diluted net loss per common share	$(0.21)	$(0.23)	$(0.22)	$(0.44)

13.	Subsequent Events

Restricted Stock Unit Retention Program

On January 2, 2014, our Compensation Committee of the Board of Directors approved the terms of the 2014 Restricted Stock Unit Retention Program (the “RSU Program”) and the grant of restricted stock units (“RSUs”) to all our executives and management pursuant to the RSU Program and our 2007 Stock Incentive Plan, as amended. Each award amount equals a number of stock-settled RSUs reflecting one times the employee’s current salary at a target value of $3.00 per share of Common Stock. A portion of the RSU awards is subject to time-based vesting and a portion of the RSU awards is subject to performance-based vesting based on the achievement of certain comparative Company revenue performance criteria. On January 2, 2014, 3,055,997 shares were granted under the RSU Program.

BAXANO SURGICAL, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in thousands)

	Balance at Beginning of Period	Additions (1)	Deductions(2)	Balance at End of Period
Accounts Receivable Reserve:
Year ended December 31, 2013	$213	$751	$132	$832
Year ended December 31, 2012	$349	$(15)	$121	$213
Year ended December 31, 2011	$347	$31	$29	$349

	Balance at Beginning of Period	Additions (1)	Deductions(3)	Balance at End of Period
Inventory Reserve:
Year ended December 31, 2013	$2,900	$104	$395	$2,609
Year ended December 31, 2012	$2,591	$524	$215	$2,900
Year ended December 31, 2011	$2,155	$521	$85	$2,591

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation Allowance for Deferred Tax Assets:
Year ended December 31, 2013	$44,360	$36,042	$-	$80,402
Year ended December 31, 2012	$36,028	$8,478	$146	$44,360
Year ended December 31, 2011	$29,492	$6,536	$-	$36,028

(1)  Charged to costs and expenses.
(2)  Uncollectible accounts written-off.
(3) Excess and obsolete inventory written-off against reserve.

EXHIBIT INDEX

Exhibit
No.	Description

2.1
Agreement and Plan of Merger, among TranS1 Inc., RacerX Acquisition Corp., Baxano, Inc., and Sumeet Jain and David Schulte as Securityholder Representatives, dated March 3, 2013 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2013).

2.2
List of Schedules Omitted from Agreement and Plan of Merger included as Exhibit 2.1 above (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2013).

2.3
First Amendment to Agreement and Plan of Merger, dated April 10, 2013, among TranS1 Inc., RacerX Acquisition Corp., Baxano, Inc., and Sumeet Jain and David Schulte as Securityholder Representatives (including Form of Bridge Note in Attachment A) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 10, 2013).

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

3.2	Certificate of Ownership and Merger, effective May 31, 2013 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2013).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 333-189617), as declared effective on July 11, 2013).

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

10.3	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-191260) filed with the SEC on September 19, 2013).*

10.4	Form of Stock Option Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.5	2007 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2010).*

10.6	Lease, dated July 30, 2009, between TranS1 Inc. and Market Place Group, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010).

10.7
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1, as amended (File No. 333-144802), and as declared effective on October 16, 2007).

10.7.1	Schedule of Parties to Indemnification Agreement.+

10.8	Offer Letter, dated December 11, 2009, between TranS1 Inc. and Kenneth Reali (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 12, 2010).*

10.9	Offer Letter, dated February 22, 2010, between TranS1 Inc. and Dwayne Montgomery (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 18, 2010).*

10.10	Offer Letter, dated April 13, 2010, between TranS1 Inc. and Joseph Slattery (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 21, 2010). *

10.11	Offer Letter, dated July 30, 2010, between TranS1 Inc. and Rick Feiler (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 4, 2010).*

10.12	Offer Letter, dated September 28, 2010, between TranS1 Inc. and Steve Ainsworth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 4, 2010).*

10.13	Form of Employment Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2011).*

10.13.1	Schedule of Parties to Employment Severance Agreement.+

10.14	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2012).*

10.15	Summary of Retention Bonus Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2012).* +

10.16	Summary of 2012 Cash Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2012).*

10.17	Summary of 2013 Incentive Bonus Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.18
Lease Agreement, dated October 28, 2011, between TranS1 Inc. and Six Forks Capital, LLC (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2012).

10.19
Lease Modification Agreement No. 1, dated January 27, 2012, between TranS1 Inc. and Six Forks Capital, LLC (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2012).

10.20
Office Lease, dated October 24, 2012, between TranS1 Inc. and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2012).

10.21
Exclusive License Agreement, dated as of January 24, 2011, between TranS1 Inc., Mitchell A. Hardenbrook, M.D., and MH Brook, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2012).**

10.22
Distribution Agreement, dated as of October 9, 2012, by and between TranS1 Inc. and Jiade Sunshine (incorporated by reference to Exhibit 10.1 to our Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on February 1, 2013).**

10.23
Form of Securities Purchase Agreement, between TranS1 Inc. and the investors identified on the signature pages thereto, dated March 3, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2013).

10.24	Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.25
Employment Agreement, effective as of May 31, 2013, between TranS1 Inc. and Greg Welsh (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 3, 2013).*

10.26
General Release and Severance Agreement, dated May 1, 2013, between TranS1 Inc. and Dwayne Montgomery (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

92

10.27
First Amendment to Lease, dated June 30, 2013, between Baxano Surgical, Inc. and Sun Life Assurance Company of Canada (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.28
Loan and Security Agreement, dated as of March 15, 2012, among Baxano, Inc., Oxford Finance LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2013).

10.29
First Amendment to Loan and Security Agreement, dated May 31, 2013, among Baxano Surgical, Inc., Oxford Finance LLC, Oxford Finance Funding I, LLC, and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 3, 2013).

10.30
Settlement Agreement, entered into on June 28, 2013, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, the TRICARE Management Activity, the Office of Personnel Management, the United States Department of Veteran Affairs, Baxano Surgical, Inc. and relator Kevin J. Ryan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.32
Corporate Integrity Agreement, entered into on June 24, 2013, among the Office of Inspector General of the Department of Health and Human Services and Baxano Surgical, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 3, 2013).

10.33
Offer Letter, dated September 17, 2013, between Baxano Surgical, Inc. and Greg Slusser (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2013).*

10.33
Purchase Agreement, dated as of December 3, 2013, between Baxano Surgical, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.34
Loan and Security Agreement, dated December 3, 2013, between Baxano Surgical, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.35
Warrant Agreement, dated December 3, 2013, between Baxano Surgical, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.36	Terms of 2014 Restricted Stock Unit Retention Program (incorporated by reference to Exhibit 10.1 to our Current Report on From 8-K filed with the SEC on January 8, 2014).*

10.37	Form of Restricted Stock Unit Award Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on From 8-K filed with the SEC on January 8, 2014).*

23.1	Consent of Independent Registered Public Accounting Firm.+

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.+

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.++

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.++

101.INS	XBRL Instance Document.+

101.SCH	XBRL Schema Document.+

101.CAL	XBRL Calculation Linkbase Document.+

101.DEF	XBRL Definition Linkbase Document.+

101.LAB	XBRL Label Linkbase Document.+

101.PRE	XBRL Presentation Linkbase Document.+
___________________

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.

**	Portions of this exhibit have been omitted and filed separately with the SEC as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

+	Filed herewith.

++	Furnished herewith.

