Form 10-Q
period 2014-03-31
BAXANO SURGICAL, INC.
filed 2014-05-13
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2014 was 48,578,712 shares.

BAXANO SURGICAL, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Baxano Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$4,412	$3,099
Cost of revenue	1,263	1,031
Gross profit	3,149	2,068

Operating expenses:
Research and development	1,987	1,285
Sales and marketing	7,274	4,927
General and administrative	2,548	1,550
Merger and integration expenses	19	1,313
Charges related to U.S. Government settlement	-	91
Total operating expenses	11,828	9,166
Operating loss	(8,679)	(7,098)

Non-operating items:
Interest expense	(376)	-
Loss on fair value of common stock warrants	(52)	-
Other expense, net	(2)	(2)
Net loss	$(9,109)	$(7,100)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(1)
Comprehensive loss	$(9,110)	$(7,101)

Net loss per common share – basic and diluted	$(0.19)	$(0.26)
Weighted average common shares outstanding – basic and diluted	47,058	27,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxano Surgical, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,456	$8,540
Restricted cash	569	610
Accounts receivable, net of allowances of $774 and $832, respectively	3,787	4,699
Inventory	7,457	7,037
Prepaid expenses and other assets	503	475
Total current assets	13,772	21,361
Property and equipment, net	2,713	3,047
Goodwill	8,463	8,463
Intangible assets, net	15,215	15,530
Other long-term assets	748	577
Total assets	$40,911	$48,978

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt, net	$1,242	$563
Accounts payable	3,493	3,693
Accrued expenses related to U.S. Government settlement	2,750	2,736
Accrued expenses	3,233	3,593
Total current liabilities	10,718	10,585
Long-term debt, net	5,665	6,268
Common stock warrant liability	580	528
Other noncurrent liabilities	1,453	2,150
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value; 75,000,000 shares authorized, 47,872,699 and 46,156,921 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	202,418	200,260
Accumulated other comprehensive income	14	15
Accumulated deficit	(179,942)	(170,833)
Total stockholders' equity	22,495	29,447
Total liabilities and stockholders' equity	$40,911	$48,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxano Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,109)	$(7,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	818	359
Stock-based compensation	385	317
Provision (reversal of provision) for bad debts	(5)	11
Loss on fair value of common stock warrants	52	-
Amortization of debt discount and deferred financing fees	115	-
Loss on sale of fixed assets	4	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	917	259
Increase in inventory	(420)	(36)
Increase in prepaid expenses	(28)	(263)
Increase (decrease) in accounts payable and accrued expenses	(811)	481
Decrease in accrued expenses related to U.S. Government settlement	(683)	(433)
Net cash used in operating activities	(8,765)	(6,405)

Cash flows from investing activities:
Purchases of property and equipment	(173)	(396)
Restricted cash classification	41	(62)
Net cash used in investing activities	(132)	(458)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,814	-
Proceeds from employee stock plans	-	9
Net cash provided by financing activities	1,814	9

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net decrease in cash and cash equivalents	(7,084)	(6,855)
Cash and cash equivalents, beginning of period	8,540	21,541
Cash and cash equivalents, end of period	$1,456	$14,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxano Surgical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Baxano Surgical, Inc. (“we” or the “Company”) is a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are passionately committed to delivering innovative technologies to our surgeon customers that benefit their patients. On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp. (“Merger Sub”), consummated our acquisition of Baxano, Inc. (“Baxano”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company. Our condensed consolidated statements of operations reflect the Baxano results, including the iO-Flex® and iO-Tome® products, from the Merger date, May 31, 2013.

We currently market the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, iO-Flex, a proprietary set of flexible instruments used by surgeons during spinal decompression procedures, iO-Tome instrument, which rapidly and precisely removes bone, specifically the facet joints, which is commonly performed in spinal fusion procedures and Avance™, an MIS pedicle screw system used in lumbar spinal fusion procedures. We also market other products that complement these primary offerings, including our Vectre™ facet screw system, Bi-Ostetic™ bone void filler, bowel retractors, discectomy tools, and a bone graft harvesting system that can be used to extract bone graft from the patient’s hip for use in fusion procedures. We currently sell our products through a direct sales force, independent sales agents and distributors.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014 (“2013 Form 10-K”). The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full year or for any other period.

In our opinion, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and contain all material adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of Company’s management necessary to present fairly our financial condition, results of operations, and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory valuation, valuation of warrant stock-based compensation, accrued expenses, valuation of warrant for common stock and income tax valuation. Actual results could differ from those estimates. The condensed consolidated balance sheet that we have presented as of December 31, 2013 has been derived from the audited consolidated financial statements on that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Our financial statements are prepared on the basis that our business would continue as a going concern in accordance with U.S. GAAP. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements, included in our 2013 Form 10-K, that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty. To meet our capital needs, we are considering multiple alternatives, including, but not limited to, additional equity financings, debt financings and other funding transactions. There can be no assurance that we will be able to complete any such transaction on acceptable terms or otherwise. If we are unable to obtain the necessary capital, we will need to pursue a plan to license or sell our assets, cease operations and/or seek bankruptcy protection.

Significant Accounting Policies

A detailed description of our significant accounting policies is presented in the footnotes to our annual audited consolidated financial statements included in our 2013 Form 10-K. Our significant accounting policies, estimates, and assumptions have not changed materially since December 31, 2013.

Inventories

The following table presents the components of inventories (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods	$4,880	$4,607
Raw materials	1,760	1,584
Work-in-process	817	846
Total inventories, net	$7,457	$7,037

Segment and Geographic Reporting

We apply the relevant guidance which establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. We have determined that we did not have any separately reportable segments. All our products provide surgical treatment for the lumbar region of the spine. Long-lived assets are primarily located in the United States.

The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013
United States	$4,263	$2,594
Europe	92	482
Asia	57	23
	$4,412	$3,099

Net Loss per Common Share

We calculate basic earnings per share based upon the weighted average number of common shares outstanding. We calculate diluted earnings per share based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Our potential dilutive common shares, which consist of shares issuable upon the exercise of stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per common share for all periods as the result would be anti-dilutive. The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended March 31,
	2014	2013
Weighted average stock options and restricted stock units outstanding	6,622,186	3,579,814
Common stock warrants	882,353	-

Recently Issued Accounting Standards

As of March 31, 2014 there were no applicable pronouncements that have not yet been implemented. There were no new accounting pronouncements during the three months ended March 31, 2014 that are expected to have a material impact on our consolidated financial statements or related disclosures.

3.	Merger

On May 31, 2013, we, through our wholly-owned subsidiary Merger Sub, consummated our acquisition of Baxano pursuant to the Merger Agreement. Additional information regarding the Merger can be found in Note 3, “Merger and Financing Transaction,” included in the footnotes to our annual audited consolidated financial statements included in our 2013 Form 10-K.

The results of operations of Baxano have been included in our condensed consolidated financial statements from the date of the acquisition. The following pro forma results of operations assume the acquisition of Baxano occurred on January 1, 2013. The pro forma results for the three months ended March 31, 2013 presented below reflect our historical data and the historical data of the Baxano business adjusted for amortization of intangibles, interest costs associated with Baxano preferred stock and convertible debt, and elimination of intercompany general and administrative expenses. The pro forma results of operations presented below may not be indicative of the results we would have achieved had we completed the acquisition on January 1, 2013, or that we may achieve in the future.

The following table presents the pro forma results for the three months ended March 31, 2013 (in thousands, except per share data):

Revenue	$6,052
Operating loss	$(10,638)
Net loss	$(10,640)
Net loss per common share	$(0.24)

4.	Goodwill and Intangible Assets

The goodwill and intangible assets amounts as of March 31, 2014 and December 31, 2013, were recorded as part of the purchase price allocation for the Merger. The carrying amount of goodwill as of December 31, 2013 was $8.5 million and unchanged during the three months ended March 31, 2014. Amortization expense for the three months ended March 31, 2014 was $0.3 million.

Intangible assets as of March 31, 2014 consisted of the following (in thousands):

		Amortization
		Period (Years)
Trademark	$830	Indefinite
Product trademarks	1,530	15-17
Technology	13,001	15-17
Customer relationships	475	10
	15,836
Less: accumulated amortization	(621)
	$15,215

5.	Long Term Debt and Credit Facilities

Credit Facility with Hercules Technology Growth Capital, Inc.

On December 3, 2013 (the “Credit Facility Closing Date”), we obtained a credit facility of up to $15.0 million (the “Credit Facility”) from Hercules Technology Growth Capital, Inc., a Maryland corporation (“Hercules”). The Credit Facility is governed by a loan and security agreement, dated December 3, 2013 (the “Loan Agreement”), which provides for up to three separate advances, with the first advance of $7.5 million available at closing. The availability of the second advance of $2.5 million was dependent upon our achieving $6.0 million in gross commercial revenue for the fourth quarter of our 2013 fiscal year. The availability of the third advance of $5.0 million was dependent upon our achieving $7.0 million in gross commercial revenue for the first quarter of our 2014 fiscal year and net proceeds of at least $15.0 million from sales of our equity securities on or before June 15, 2014. We did not achieve the requirements to draw the second or third advances.

The following table presents the components of long-term debt (in thousands):

	March 31, 2014	December 31, 2013
Advance	$7,500	$7,500
Final payment	263	263
Debt discounts, including common stock warrant	(856)	(932)
Total long-term debt	6,907	6,831
Less: Current portion of long-term debt	(1,242)	(563)
Total long-term debt, net of current portion	$5,665	$6,268

The Credit Facility has a term of 39 months and accrues interest at a rate equal to the prime rate plus 7.75% (with the prime rate subject to a floor of 4.75%), calculated on an actual/360 basis and payable monthly in arrears. Amounts outstanding during an event of default accrue interest at a rate of 3% in excess of the above rate, and past due amounts are subject to a 5% late charge. Outstanding principal will amortize in the 30-month period preceding maturity, payable in equal installments of principal and interest (subject to recalculation upon a change in prime rates). Any advance may be prepaid in whole or in part at any time, subject to a prepayment fee of 1-2% if prepaid more than one year after closing. In addition, a fee equal to 3.50% of all advances made under the Credit Facility will be payable upon the final principal payment or prepayment in full of the advances. The Credit Facility is secured by a lien on substantially all of our assets.

The Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on cash dividends, distributions, debt, contingent obligations, liens, loans, investments, mergers, acquisitions, divestitures, subsidiaries, and changes in control. We are not allowed to declare or pay any cash dividends or make cash distributions on any class of stock or other equity interest, except that our subsidiary may pay dividends or make distributions up to Baxano Surgical. There are no financial covenants. Prior to the maturity of the Credit Facility, Hercules will also have the right to participate on the same terms as other participants in certain types of our broadly marketed equity financings.

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

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and our ability to obtain debt at comparable terms to those that are currently in place. We believe the estimated fair value at March 31, 2014 and December 31, 2013 approximates the carrying amount.

Common Stock Warrant Liability

In connection with the Credit Facility, we issued to Hercules a warrant to purchase shares of our common stock (the “Warrant”). The Warrant consists of two tranches, the first tranche issued at closing and the second tranche to be issued if and when Hercules makes a second advance under the Loan Agreement. The first tranche is exercisable for a number of shares of our common stock equal to $900,000 divided by the exercise price. The second tranche is exercisable for a number of shares of our common stock equal to $300,000 divided by the exercise price. The exercise price is $1.02 per share initially, but is subject to downward adjustment upon our consummation of a financing at a lower effective price per share during the one-year period following the Credit Facility Closing Date. The aggregate number of shares issuable upon exercise is limited to 1,176,471. The Warrant is exercisable by Hercules in whole or in part, at any time, or from time to time, prior to the fifth anniversary of the Credit Facility Closing Date. The Warrant will be exercised automatically on a net issuance basis if not exercised prior to the expiration date.

The Warrant is considered a mark-to-market liability which is re-measured to fair value at each reporting period due to a provision whereby the exercise price of the Warrant could be decreased if we had a subsequent issue of equity instruments at a price less than $1.02 per share. We will be required to mark-to-market the fair value of the warrant liability each reporting period over the warrants term. At December 3, 2013, we recorded as a liability the initial Warrant tranche for 882,353 shares of our common stock at an estimated fair value of approximately $0.7 million with an offset to debt discount. The debt discount associated with the initial value of the Warrant will be amortized to interest expense over the term of the Credit Facility. We revalued the liability (categorized as a Level 2 liability for fair value measurement purposes) as of March 31, 2014 using the Black-Scholes-Merton option pricing model and recorded a loss of approximately $52,000. The value of the Warrant was determined on March 31, 2014 using the following assumptions: stock price of $1.08 per share, risk free interest rates of 1.7%, volatility of 72.6%, a 4.7 year term and no dividends yield.

6.	Commitments and Contingencies

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. Information regarding the material pending legal proceedings to which we are a party or to which any of our property is subject and other material legal proceedings may be found in Part I, Item 3 of our 2013 Form 10-K. There have been no material changes to such proceedings.

7.	Stockholders’ Equity

Our Fifth Amended and Restated Certificate of Incorporation, which was adopted in connection with our initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock, $0.0001 par value per share (“Common Stock”) and 5,000,000 shares were designated as preferred stock, $0.0001 par value per share. On April 17, 2014 the Certificate of Incorporation was amended to authorize up to 155,000,000 shares of capital stock, of which 150,000,000 shares were designated Common Stock and 5,000,000 shares were designated as preferred stock. At March 31, 2014 and December 31, 2013, there were 47,872,699 and 46,156,921 shares of Common Stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

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

As consideration for its commitment to purchase Common Stock pursuant to the Purchase Agreement, we issued to Lincoln Park 182,609 shares of Common Stock immediately upon entering the Purchase Agreement and will issue up to 60,870 shares pro rata as and when Lincoln Park purchases Common Stock under the Purchase Agreement. We will not receive any cash proceeds from the issuance of these commitment shares. As of March 31, 2014, 204,420 commitment shares were issued to Lincoln Park.

During the three months ended March 31, 2014, we sold 1.7 million shares of Common Stock to Lincoln Park for an aggregate purchase price of $1.8 million. As of March 31, 2014, we had sold 2.4 million shares of our Common Stock to Lincoln Park for approximately $2.5 million, leaving approximately $4.5 million for potential future issuance.

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

8.	Stock Incentive Plans and Stock-Based Compensation

We have an employee stock purchase plan and other long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, nonqualified stock options and restricted stock units (RSUs), to eligible employees, directors, and consultants. We established the Baxano Surgical, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”) in October 2007. Under the 2007 Plan, we may grant options to employees, directors or service providers and contractors for a maximum of 7,600,000 shares of Common Stock. Share-based compensation expense was $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Stock Option Program

The following table is a summary of stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	3,985,590	$3.31	7.7	$11,125
Options granted	122,000
Options exercised	-
Options expired or canceled	(42,564)
Options forfeited	(197,060)
Outstanding as of March 31, 2014	3,867,966	$3.26	7.5	$12,189
Exercisable at March 31, 2014	2,045,612	$4.22	6.3
Vested and expected to vest as of March 31, 2014	3,712,691	$3.31	7.4

The aggregate intrinsic value in the table above represents the difference between the $1.08 closing price of our Common Stock as reported by The NASDAQ Global Market on March 31, 2014 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable. We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of our Common Stock. No stock options were exercised during the three months ended March 31, 2014.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2014:

Risk-free interest rate	1.6%
Expected term	6.0
Expected volatility	79.6%
Expected dividend yield	0%

Restricted Stock Unit Retention Program

On January 2, 2014, our Compensation Committee of the Board of Directors approved the terms of the 2014 Restricted Stock Unit Retention Program (the “RSU Program”) and the grant of restricted stock units (“RSUs”) to all our executives and management pursuant to the RSU Program and our 2007 Stock Incentive Plan, as amended. Each award amount equals a number of stock-settled RSUs reflecting one times the employee’s current salary at a target value of $3.00 per share of Common Stock. A portion of the RSU awards is subject to time-based vesting and a portion of the RSU awards is subject to performance-based vesting as outlined below:

•	75% is time-based (25% vests on first anniversary of grant date, 37.5% vests on second and third anniversaries of grant date);
•	25% is performance-based (100% vests upon the achievement of a 30% increase in Company revenue year-over-year for two successive quarters by the end of fiscal 2016).

The following table is a summary of restricted stock activity for the three months ended March 31, 2014:

Outstanding as of December 31, 2013	-
Granted	3,055,997
Forfeited	(203,272)
Outstanding as of March 31, 2014	2,852,725

9.	Income Taxes

No provisions for federal or state income taxes have been recorded as we have incurred net operating losses since inception.

10.	Other Condensed Consolidated Balance Sheet Information

Information regarding other accounts on our condensed consolidated balance sheets is as follows (in thousands):

Property and equipment, net

	March 31,	December 31,
	2014	2013
Furniture and fixtures	$495	$484
Equipment	6,814	6,459
Computer software	496	496
Leasehold improvements	1,080	1,080
Capital leases of buildings	51	51
Construction in process	11	-
	8,947	8,570
Less: accumulated depreciation and amortization	(6,234)	(5,523)
	$2,713	$3,047

Accrued expenses

	March 31,	December 31,
	2014	2013
Accrued payroll, bonuses, and employee benefits	$2,175	$2,343
Legal and professional fees	382	638
Interest payable	101	100
Royalties	284	243
Business taxes and licenses	80	122
Travel and entertainment	112	48
Other	99	99
Total accrued expenses	$3,233	$3,593

11.	Subsequent Events

Increase in Authorized Shares of Common Stock

On April 17, 2014, our stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 75,000,000 to 150,000,000. The amendment became effective on April 17, 2014 upon filing with the Delaware Secretary of State.

Private Placement Transaction

On March 11, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) whereby we agreed to sell approximately $10.0 million in aggregate principal amount of subordinated convertible debentures (the “Debentures”), together with warrants (the “Warrants”) to purchase 9,428,000 shares of our Common Stock in a private placement transaction (the “Private Placement Transaction”). The closing of the full amount of securities in the Private Placement Transaction was subject to stockholder approval, which was attained at our 2014 annual meeting of stockholders on April 17, 2014. The Private Placement closed on April 22, 2014 (the “Private Placement Closing Date”).

The three-year Debentures will be convertible into shares of Common Stock at an initial conversion price of $1.06 per share, for an aggregate of approximately 9,428,000 shares of Common Stock. The Debentures bear interest at a rate of 6% per annum, payable monthly in cash or, at our discretion provided certain conditions (“Equity Conditions”) are met each payment period, in shares of Common Stock at a price equal to 90% of a calculated market price per share. In connection with the purchase of the Debentures, the selling stockholders received five-year Warrants to purchase an aggregate of approximately 9,428,000 shares of Common Stock, which were exercisable immediately upon issuance at an exercise price of $1.19 per share.

The Debentures are subordinated to the Credit Facility and pursuant to a subordination agreement with Hercules (the “Subordination Agreement”), cash payments by us to the Purchasers under the transaction documents related to the Private Placement Transaction are subject to a $1.5 million cap for so long as the Credit Facility remains outstanding (with any amounts in excess of that cap to be held in abeyance for the Purchasers until the Credit Facility is no longer outstanding). In connection with obtaining Hercules’ consent for the Private Placement Transaction, we paid Hercules a one-time non-refundable cash facility fee in the amount of $300,000.

In connection with the Private Placement Transaction, we entered into a registration rights agreement (the “Registration Rights Agreement”) with each Purchaser. Pursuant to the Registration Rights Agreement, the Company agreed to file a resale registration statement (the “Registration Statement”) with respect to the resale of the shares of Common Stock issuable in the Private Placement Transaction, not later than ten calendar days following the Closing Date and to use its commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC not later than 30 calendar days after the Closing Day (or 60 calendar days following the Closing Date, if the SEC comments upon the Registration Statement). If the Company is unable to timely satisfy such deadlines, it could incur liquidated damages of up to 12% of the offering proceeds. We filed the Registration Statement on May 2, 2014, to satisfy the filing part of this obligation.

The Debentures also contain certain cross default provisions with respect to the Credit Facility. The Debentures contain no financial covenants. For one year after the date of issuance, the conversion price of the Debentures and the exercise price of the Warrants are subject to adjustment upon the issuance of any Common Stock or securities convertible into Common Stock below the then-existing conversion or exercise price, as applicable, subject to certain exceptions. In the event of certain change in control transactions, the holders of the Debentures and Warrants will be entitled to (i) receive upon conversion or exercise the same kind and amount of securities, cash or property which the holders would have received had they converted or exercised their Debentures or Warrants, as applicable, immediately prior to such transaction and (ii) have their securities assumed by the surviving entity. In addition, if such a transaction involves cash consideration, is a going private transaction, or involves securities not listed on the NYSE or NASDAQ, the holders of the Warrants will be entitled to have their Warrants repurchased at a calculated Black-Scholes value of such Warrants at any time within 60 days after the transaction. Subject to limited exceptions, the Company will not permit the conversion of the Debentures or exercise of the Warrants of any Purchaser, if after such conversion or exercise such Purchaser would beneficially own more than 4.99% of the outstanding shares of Common Stock.

The Debentures contain customary debt instrument covenants and representations, including limitations on our ability to:

•	Incur additional indebtedness, other than specified permitted indebtedness;
•	Incur specified liens, other than specified permitted liens;
•	Redeem, repurchase or declare cash dividends or cash distributions on our capital stock, subject to certain exceptions;
•	Make transfers of our assets in excess of $500,000 in any 12-month period, subject to certain exceptions; and
•	Engage in any material line of business substantially different from the lines of business currently conducted by us.

Upon the occurrence of an “Event of Default,” the interest rate on the Debentures increases to 15% and we can be required to redeem the Debentures in whole or in part in cash at 110% of the outstanding balance. Events of Default under each Debenture include:

•	Failure to file the Registration Statement (as defined below) or for it to be declared effective within specified time periods;
•	Lapse of the effectiveness or unavailability of the Registration Statement for specified time periods;
•	Suspension or removal from the NASDAQ Global Market or other permissible trading market for specified time periods;
•	Failure to timely deliver, or remove restrictive legends from, shares upon conversion of the Debentures or exercise of the Warrants;
•	Failure to pay principal, interest, late charges and other amounts due under the Debenture;
•	Certain events of bankruptcy or insolvency of the Company;
•	Judgments against the Company of over $1.0 million not covered by insurance;
•	Failure to make payment with respect to any indebtedness in excess of $500,000 to any third party or the occurrence of a default or event of default under any agreement binding the Company having a material adverse effect on the Company;
•	Breaches of representations, warranties or covenants included in any of the transaction documents related to the Private Placement Transaction; and
•	Any event occurs that would have a material adverse effect on the Company or its prospects.

Avance™ MIS Pedicle Screw System

In April 2014, we received U.S. Food and Drug Administration 510(k) clearance (k133743) of our Avance MIS Pedicle Screw System, which may be used as an adjunct to fusion in numerous degenerative and complex spinal pathologies. Avance provides a quick and easy-to-use, percutaneous pedicle screw system to address single, complex and multi-level spinal pathologies with minimal tissue disruption and trauma. The Avance system will be in limited market release in the second and third quarter of 2014 and is planned for full launch in the fourth quarter of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to our condensed consolidated financial statements included in this report. In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks include, without limitation, the pace of adoption of the Company’s product technology by spine surgeons, limited clinical data about the efficacy of these products, the outcome of coverage and reimbursement decisions by the government and third party payors, the success of continuing product development efforts, the effect on the business of existing and new regulatory requirements, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, the Company’s ability to raise additional capital, the ability to comply with the settlement agreement and Corporate Integrity Agreement (“CIA”), with certain entities of the U.S. government, the reliance on a limited number of suppliers to provide the Company’s products and their components, changes in economic conditions, the risks inherent in operating in foreign jurisdictions, the ability to effectively manage a sales force to meet the Company’s objectives, the ability to conduct successful clinical studies, the impact of our indebtedness on our financial health, the Company's ability to comply with the terms and covenants pursuant to the Private Placement Transaction and our credit facility and other economic and competitive factors, as well as the risks described in Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent reports we file with the Securities and Exchange Commission (“SEC”). Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Condensed Financial Statements” and “Notes to Condensed Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014 (“2013 Form 10-K”), and in other filings we make with the SEC. You are cautioned not to place undue reliance on these forward looking statements, which are based on the Company's expectations as of the date of this report and speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of The NASDAQ Stock Market LLC. References in this report to “Baxano Surgical”, “we”, “our”, “us”, or the “Company” refer to Baxano Surgical, Inc.

Business Overview

Baxano Surgical, Inc. (“we” or the “Company”) is a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are passionately committed to delivering innovative technologies to our surgeon customers that benefit their patients. On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp. (“Merger Sub”), consummated our acquisition of Baxano, Inc. (“Baxano”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company. Our condensed consolidated statements of operations reflect the Baxano results, including the iO-Flex® and iO-Tome® products, from the Merger date, May 31, 2013.

We currently market the AxiaLIF® family of products for single and two level lower lumbar fusion, the VEO® lateral access and interbody fusion system, iO-Flex, a proprietary set of flexible instruments used by surgeons during spinal decompression procedures, iO-Tome instrument, which rapidly and precisely removes bone, specifically the facet joints, which is commonly performed in spinal fusion procedures and Avance™, an MIS pedicle screw system used in lumbar spinal fusion procedures. We currently sell our products through a direct sales force, independent sales agents and distributors.

Our family of AxiaLIF products, commercially launched between 2004 and 2010, use the pre-sacral approach. This technique allows a surgeon to access the discs in the lower lumbar region through an incision adjacent to the tailbone. In this manner, an interbody fusion procedure can be accomplished through a single tissue plane, which minimizes damage to surrounding tissues. Traditional methods of accessing the lower lumbar spine for fusion either involve cutting ligament and bone if approaching from the back, or navigating around important organs and blood vessels if approaching from the front. Our VEO lateral access and interbody fusion system, commercially launched in 2011, provides for direct visualization of the psoas muscle and unrestricted lateral fluoroscopic views, which we believe has allowed us to increase our market share in the highly competitive lateral fusion segment. We believe that direct visualization allows a surgeon to identify and avoid the nerves running through this muscle that, when damaged, can cause numbness and pain in the leg and groin post spinal surgery. Our iO-Flex instruments, commercially launched in 2009, were developed to allow surgeons to perform a direct decompression while sparing the facet joints and posterior midline structures. Our iO-Flex minimally invasive set of flexible instruments allow surgeons to target lumbar stenosis of the spine with minimal disruption to the patient’s healthy anatomy critical for maintaining spinal stability. With traditional rigid instrumentation, surgeons have to remove bone that helps stabilize the spine in order to get to the area of the bone that is impinging on the exiting nerve roots. Our iO-Tome disposable instrument, commercially launched in the fourth quarter of 2013, allows surgeons to perform rapid facetectomies while working above the exiting nerves. The iO-Tome instrument utilizes the iO-Flex instrument platform to rapidly and precisely remove the facet joint, which is commonly performed in spinal fusion applications.

We also market other products that complement these primary offerings, including our Vectre™ facet screw system, Bi-Ostetic™ bone void filler, bowel retractors, discectomy tools, and a bone graft harvesting system that can be used to extract bone graft from the patient’s hip for use in fusion procedures. We also have a TLIF system under development, with a limited market launch expected in the fourth quarter of 2014. The new TLIF system will be used in conjunction with the iO-Tome instrument to provide a less invasive means of performing a TLIF procedure. Our philosophy of continuous improvement is driven by ongoing research and development investment in our core technologies. We support this investment by diligently expanding, maintaining, and protecting our significant patent portfolio.

Since inception, we have been unprofitable. As of March 31, 2014, we had an accumulated deficit of $179.9 million. For the three months ended March 31, 2014, our revenues were $4.4 million and our net loss was $9.1 million. Our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements, included in our 2013 Form 10-K, that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable reserves, inventory valuations, accrued expenses, income tax valuations, stock-based compensation and warrant liability valuations. We base our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our 2013 Form 10-K. There have been no material changes in any of our accounting policies since December 31, 2013. We periodically review our critical accounting policies and estimates with the audit committee of our Board of Directors.

Results of Operations

Primary Revenue and Expense Components

The following is a description of the primary components of our revenue and expenses:

•	Revenue. Our revenue reflects product revenue primarily consisting of our AxiaLIF and VEO fusion systems as well as our iO-Flex and iO-Tome instruments utilized in lower lumbar spinal surgeries. The product revenue may also include revenue for other disposable surgical products also used in those surgeries including bone void filler and bone graph harvester.

•	Cost of Revenue. Cost of revenue consists primarily of material, direct labor and overhead costs related to our products, including reusable kit depreciation, product royalties and medical device taxes. Overhead costs primarily include facilities-related costs, such as rent and utilities, and indirect labor costs.

•	Research and Development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions and the costs of clinical studies, product development projects and technology licensing costs. Research and development expenses are expensed as incurred.

•	Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to our direct sales representatives, independent sales agents and independent distributors and costs associated with physician training programs, promotional activities and participation in medical and trade conferences.

•	General and Administrative. General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, bad debt expense and general corporate expenses.

•	Charges Related to U.S. Government Settlement. Charges related to U.S. Government settlement consist of legal fees related to the subpoena issued by the Office of Inspector General in October 2011 and the June 2013 settlement with the U.S. Department of Justice.

•	Merger and Integration Expenses. Merger expenses consist primarily of legal, accounting, consulting and other professional fees related to the Merger. Integration expenses consist of costs incurred in planning for and integrating our operations.

•	Non-Operating Items. Non-operating items is primarily composed of interest expense on the long-term debt and U.S. Government settlement, interest earned on our cash and cash equivalents, gain or loss on disposal of fixed assets, loss on extinguishment of debt and increase/decrease in the estimated fair value of the Warrant liability.

The subsequent discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations. You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report) and the audited consolidated financial statements, included in our 2013 Form 10-K.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table contains information regarding our results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 (Baxano Inc. results are included from the Merger date, May 31, 2013) (in thousands).

	March 31,		Change
	2014	2013	$	%

Revenue	$4,412	$3,099	$1,313	42.4%
Cost of revenue	1,263	1,031	232	22.5%
Gross profit	3,149	2,068	1,081	52.3%
Operating expenses:
Research and development	1,987	1,285	702	54.6%
Sales and marketing	7,274	4,927	2,347	47.6%
General and administrative	2,548	1,550	998	64.4%
Merger and integration expenses	19	1,313	(1,294)	(98.6)%
U.S. Government settlement	-	91	(91)	(100.0)%
Total operating expenses	11,828	9,166	2,662	29.0%
Operating loss	(8,679)	(7,098)	(1,581)	22.3%
Non-operating items:
Interest expense	(376)	-	(376)	100.0%
Loss on fair value of common stock warrants	(52)	-	(52)	100.0%
Other expense, net	(2)	(2)	-	-%
Net loss	$(9,109)	$(7,100)	$(2,009)	28.3%

The following table contains information regarding our revenue (iO-Flex revenue is included from the Merger date, May 31, 2013) (in thousands):

	March 31,		Change
	2014	2013	$	%

Domestic revenue:
AxiaLIF	$1,149	$1,869	$(720)	(38.5)%
VEO	561	590	(29)	(4.9)%
iO-Flex	2,347	-	2,347	100.0%
iO-Tome	131	-	131	100.0%
Other	75	135	(60)	(44.4)%
Total	4,263	2,594	(1,669)	64.3%
International revenue	149	505	(356)	(70.5)%
Total revenue	$4,412	$3,099	$1,313	42.4%

Revenue. The $1.3 million increase in revenue from 2013 to 2014 was due to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, offset by lower revenues primarily from our AxiaLIF product. In March 2012, the Current Procedural Terminology (“CPT”) Editorial Panel (the “Panel”), voted to approve an application for a new Category I CPT code, 22586. This CPT code, which applies to our AxiaLIF 1-Level devices (Legacy and Plus), is a bundled lumbar arthrodesis procedure that includes bone graft and posterior instrumentation. The Medicare final rule was released in November 2012, which stated a value for the Category I CPT code 22586 and became effective January 1, 2013. During the three months ended March 31, 2013, surgeons tried the Category I CPT code for AxiaLIF Plus 1-Level with private payors; however, coverage with certain private payors was denied sometimes after the case. The AxiaLIF Plus 1-Level reimbursement challenges and lower than expected utilization of our AxiaLIF Plus 2-Level are the primary factors in the $0.7 million decrease in AxiaLIF sales. Other domestic revenue did not change materially over the comparative periods presented. The decrease in international revenue primarily stems from a drop of stocking orders.

Cost of Revenue and Gross Profit. Cost of revenue increased to $1.3 million in 2014 from $1.0 million in 2013. The $0.3 million increase in cost of revenue was primarily driven by the increase of revenue. Gross margins increased to 71.4% in 2014 from 66.7% in 2013. The increase in gross margin from 2013 to 2014 was primarily due to operational efficiencies.

Research and Development. The $0.7 million increase in research and development expenses from 2013 to 2014 was primarily due to an increase of $0.4 million in personnel-related cost as we increased head count in support of a larger product portfolio, increase in compliance expenses of $0.1 million to support the implementation and monitoring of the Corporate Integrity Agreement with the Office of Inspector General and an increase in clinical expenses of $0.1 million.

Sales and Marketing. The $2.3 million increase in sales and marketing expenses from 2013 to 2014 was primarily due to an increase of $1.6 million in personnel-related costs as we integrated our sales force and expanded our sales territory, an increase of $0.5 million in distributor commissions, stemming from an expanded distributor network, an increase of $0.3 million in travel and meeting expenses and an increase of $0.2 million in demo product expenses as we supplied new demo product to adequately support our training and trade show efforts.

General and Administrative. The increase in general and administrative expenses of $1.0 million from 2013 to 2014 was primarily due to a $0.4 million increase in personnel-related expenses, a $0.1 million increase in legal and professional fees and an increase of $0.3 million in amortization expenses of the intangible assets acquired in the Merger.

Merger and Integration Expenses. During 2013, we incurred $1.3 million of merger and integration expenses related to the Merger with Baxano.

U.S. Government Settlement Charges. During 2013, we incurred $0.1 million in legal fees related to the U.S. Department of Justice investigation.

Non-Operating Items. Non-operating items increased from 2013 to 2014 related to $0.4 million of interest for our debt, including amortization of the debt discount and interest on the U.S. Government settlement, and a $0.1 million fair value adjustment loss related to our warrant liability.

Liquidity and Capital Resources

Cash Flows Analysis

Net Cash Used in Operating Activities. Net cash used in operating activities was $8.8 million and $6.4 million for the three months ended March 31, 2014 and 2013, respectively. For both periods the amounts are attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation and debt discount amortization, plus the net change in operating assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively. For both periods the amounts reflect purchases of property and equipment, primarily for reusable instrument kits used in the field and our training facilities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2014. Under the Purchase Agreement with Lincoln Park, we sold 1.7 million shares of our common stock for aggregate proceeds to us of $1.8 million.

Access to Capital and Cash Requirements

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (File No. 333-174255), or the Shelf Registration Statement, with the SEC, which became effective on August 1, 2011 and which we used for our September 2011 stock offering and 2013 and 2014 equity financing with Lincoln Park. The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

We had working capital of $3.1 million at March 31, 2014. At March 31, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $1.5 million and accounts receivable, net of $3.8 million. As of March 31, 2014, our liabilities included the Credit Facility advance of $7.5 million and a payable of $4.1 million related to our settlement agreement with the U.S. Government, payable over six remaining quarters.

The Credit Facility terms provided for up to two additional advances totaling $7.5 million. The availability of the second advance of $2.5 million was dependent upon our achieving $6.0 million in gross commercial revenue for the fourth quarter of our 2013 fiscal year. The availability of the third advance of $5.0 million was dependent upon our achieving $7.0 million in gross commercial revenue for the first quarter of our 2014 fiscal year and net proceeds of at least $15.0 million from sales of our equity securities on or before June 15, 2014. We did not achieve the requirements to draw the second or third advances.

Pursuant to the Purchase Agreement with Lincoln Park we have the right to sell Lincoln Park up to $7.0 million in shares of our common stock, subject to certain limitations. The purchase price of shares of Common Stock related to the future funding will be based upon the prevailing market prices of the Common Stock at the time of sales, and shares will be sold to Lincoln Park on any date that the closing price of the Common Stock is above the floor price as set forth in the Purchase Agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if, on the date of a regular purchase, the closing sale price of the Common Stock is not below a threshold price of $1.50 as set forth in the Purchase Agreement. As of May 2, 2014, we had sold 3.1 million shares of our common stock to Lincoln Park for approximately $3.2 million, leaving approximately $3.8 million for future issuance of stock.

On March 11, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) whereby we agreed to sell approximately $10.0 million in aggregate principal amount of subordinated convertible debentures (the “Debentures”), together with warrants (the “Warrants”) to purchase 9,428,000 shares of our Common Stock in a private placement transaction (the “Private Placement Transaction”). The closing of the full amount of securities in the Private Placement Transaction was subject to stockholder approval, which was attained at our 2014 annual meeting of stockholders on April 17, 2014. The Private Placement closed on April 22, 2014 (the “Private Placement Closing Date”). Additional information regarding the Private Placement Transaction, the Debentures and the Warrants can be found in Note 11, “Subsequent Events,” included in the unaudited interim condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.

Our audited financial statements for the fiscal year ended December 31, 2013, included in our 2013 Form 10-K, and our unaudited condensed financial statements were prepared on the basis that our business would continue as a going concern in accordance with U.S. GAAP. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

We believe that our current cash and cash equivalents, together with cash received from sales of our products, sales of common stock pursuant to our equity line financing arrangement and funds from the Private Placement Transaction, will be sufficient to meet our cash needs through the second quarter of 2014, but will not be sufficient to meet our cash needs through the third quarter of 2014.

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

Recent Developments

On April 17, 2014, our stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 to 150,000,000. The amendment became effective on April 17, 2014 upon filing with the Delaware Secretary of State.

Additional information regarding subsequent events can be found in Note 11, “Subsequent Events,” included in the unaudited interim condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to legal proceedings and claims in the ordinary course of our business. These claims potentially cover a variety of allegations spanning our entire business. Information regarding the material pending legal proceedings to which we are a party or to which any of our property is subject may be found in Part I, Item 3 of our 2013 Form 10-K. There have been no material changes to such proceedings.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. In addition to the other information included in this Quarterly report on Form 10-Q, you are urged to carefully consider the risks described in Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K K for the year ended December 31, 2013 for a discussion of the various risks that may materially affect our business. There have been no material changes to such risks, except as set forth below. The risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, operating results and financial condition and could result in a complete loss of your investment.

Risks Relating to the Private Placement Transaction

Our recently issued Debentures contain covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

On March 11, 2014, we entered into a securities purchase agreement with certain institutional investors whereby we agreed to sell approximately $10.0 million in aggregate principal amount of subordinated convertible debentures (the “Debentures”), together with warrants (the “Warrants”) to purchase 9,428,000 shares of our common stock in a private placement transaction (the “Private Placement Transaction”). On April 22, 2014, we closed the Private Placement Transaction after attaining stockholder approval at our 2014 annual meeting of stockholders. The Debentures contain certain covenants and representations limiting our ability to incur additional indebtedness, other than specified permitted indebtedness, or from entering into or creating any liens on our assets, other than certain permitted liens. These restrictions may limit our ability to obtain additional financing, withstand downturns in our business or take advantage of business opportunities. Moreover, additional debt financing we may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

Our failure to avoid events of default as defined in the Debentures could require us to redeem such Debentures at a premium.

The Debentures provide that, upon the occurrence of an “Event of Default,” the interest rate on the Debentures increases to 15% and we can be required to redeem the Debentures in whole or in part in cash at 110% of the outstanding balance. Events of Default under the Debentures include, among other things: (1) suspension or removal from the NASDAQ Global Market or other permissible trading market for specified time periods; (2) failure to pay principal, interest, late charges and other amounts due under the Debentures; (3) certain events of bankruptcy or insolvency of our company; and (4) failure to make payment with respect to any indebtedness in excess of $500,000 to any third party, or the occurrence of a default or event of default under any agreement binding our company having a material adverse effect on our company.

Our ability to avoid such Events of Default may be affected by changes in our business condition or results of our operations, or other events beyond our control. If we were to experience an Event of Default and the holders elected to have us redeem their Debentures, we may not have sufficient resources to do so, and we may have to seek additional debt or equity financing to cover the costs of redeeming the Debentures. Any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all.

We may not have the ability to pay cash upon the conversion of the Debentures or repurchase the Warrants upon the occurrence of a fundamental transaction as required by the Debentures and Warrants.

In the event of certain corporate transactions involving a change in control or the reclassification or exchange of our common stock, the holders of the Debentures and Warrants would be entitled to (i) receive upon conversion or exercise the same kind and amount of securities, cash or property which the holders would have received had they converted or exercised their Debentures or Warrants, as applicable, immediately prior to such transaction and (ii) have their securities assumed by the surviving entity. In addition, if such a transaction involves cash consideration, is a going private transaction, or involves securities not listed on the New York Stock Exchange or the NASDAQ Global Market, the holders of the Warrants will be entitled to have their Warrants repurchased at a calculated Black-Scholes value of such Warrants at any time within 60 days after the transaction. Such payments could be significant and limit our ability to pursue strategic transactions, and we may not have sufficient funds to make them at such time.

There are a large number of shares underlying the Debentures and Warrants. The sale of these shares may depress the market price of our common stock.

On an aggregated basis, the Debentures may be converted into 9,428,000 shares of our common stock, and Warrants may be exercised for 9,428,000 shares of our common stock. In addition, approximately 2,664,982 shares of common stock may be issuable in lieu of cash interest payments on the Debentures. For one year after the date of issuance, the conversion price of the Debentures and exercise price of the Warrants issued to the selling stockholders is subject to adjustment upon the issuance of any of our common stock or securities convertible into common stock below the then-existing conversion or exercise price, as applicable, subject to certain exceptions. If such price is adjusted, this would lead to the issuance of additional shares of our common stock upon conversion or exercise.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have the effect of depressing the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate or for us to sell equity securities in the future at a time and price that we might otherwise wish to effect sales.

The conversion of the Debentures, payment of interest on the Debentures in shares of common stock, and exercise of Warrants issued to the selling stockholders would have a dilutive impact on our existing stockholders.

There are 9,428,000 shares of common stock underlying the Debentures and 9,428,000 shares of common stock underlying Warrants. In addition, approximately 2,664,982 shares of our common stock may be issuable in lieu of cash interest payments on the Debentures. In the aggregate, these amounts would total 21,520,982 shares of common stock, and such number may increase in certain circumstances, including, among other things, as a result of the antidilution provisions in the Debentures and Warrants. If and when issued, these shares of common stock would substantially dilute the ownership percentage and voting power of our current stockholders.

The terms of the Debentures and Warrants contain provisions that restrict the amount of shares a holder can receive upon conversion or exercise to 4.99% of the then outstanding number of shares of our common stock, subject to limited exceptions. However, these restrictions do not prevent the holders from selling some of their holdings and then receiving additional shares. In this way, the holders could sell more than these limits while never holding more than the limits. As a result, even with the restrictions, the holders of these Debentures and Warrants could ultimately convert and exercise, and then sell, the full amount issuable upon conversion and exercise of the Debentures and Warrants, respectively, in which case our current stockholders would suffer the full amount of dilution.

Risks Related to Our Business and Operations

Our indebtedness could negatively impact our financial health.

On December 3, 2013, we obtained the Credit Facility to pay off the existing credit facility we assumed in connection to our merger with Baxano, Inc. and cash collateralize letters of credit issued thereunder, and for general corporate and working capital purposes. On April 22, 2014, we issued approximately $10.0 million of Debentures pursuant to the Private Placement Transaction, which further increased our long-term indebtedness. Our indebtedness could have important consequences to us, including the following:

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

Both the loan and security agreement governing the Credit Facility and the terms of the Debentures contain limitations on our ability to engage in certain activities that may be in our long-term best interests. Our failure to comply with these limitations could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health and could prevent us from fulfilling our obligations.

We will need to raise additional capital in the future and, if we are unable to raise capital, it could force us to delay, reduce, eliminate or abandon our commercialization efforts or product development programs.

We believe that our current cash and cash equivalents, together with cash received from sales of our products and sales of common stock pursuant to our equity line financing arrangement, will be sufficient to meet our cash needs through the second quarter of 2014, but will not be sufficient to meet our cash needs through the third quarter of 2014. Our future funding requirements will depend on many factors, including:

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

As a result of the recent economic recession, and the continuing economic uncertainty, it has been difficult for many companies to obtain equity or debt financing. If we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience dilution and the securities may contain terms that are preferential to the new investors as compared to the holders of our common stock. If we raise additional funds by issuing debt securities, the securities may have rights senior to those associated with our common stock and contain covenants restricting our operations, our ability to pay dividends, the amount of capital expenditures we can make, or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. In addition, if we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to delay, reduce the scope of or eliminate some or all of our planned product development and marketing efforts. Additionally, if we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Inadequate funding, which has required us to adjust our resources in the past, may require us in the future to reduce marketing, customer support or other resources devoted to our products or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2014, we entered into the Securities Purchase Agreement, providing for the issuance, in a private placement, of $9,993,680 in aggregate principal amount of the Debentures, together with the Warrants, to the Purchasers. The closing of the full amount of securities in the Private Placement Transaction was subject to stockholder approval of the Private Placement Transaction, which was attained at our 2014 annual meeting of stockholders on April 17, 2014. The Private Placement Transaction closed on April 22, 2014.

The three-year Debentures are convertible into shares of our common stock at an initial conversion price of $1.06 per share, for an aggregate of approximately 9,428,000 shares of our common stock. The Debentures bear interest at a rate of 6% per annum, payable monthly in cash or, at our discretion provided certain conditions are met each payment period, in shares of our common stock at a price equal to 90% of a calculated market price per share. In connection with the purchase of the Debentures, the Purchasers received five-year Warrants to purchase an aggregate of approximately 9,428,000 shares of our common stock, which were exercisable immediately upon issuance at an exercise price of $1.19 per share. We could receive up to a maximum of $11,219,320 in proceeds from the cash exercise of all Warrants held by the Purchasers. As of the date hereof, none of the Warrants have been exercised. We cannot precisely estimate the allocation of the net proceeds from any exercise of the Warrants for cash. Accordingly, in the event the Warrants are exercised for cash, our management will have broad discretion in the application of the net proceeds of such exercises.

For one year after the date of issuance, the conversion price of the Debentures and the exercise price of the Warrants are subject to adjustment upon the issuance of any common stock or securities convertible into shares of our common stock below the then-existing conversion or exercise price, as applicable, subject to certain exceptions. In the event of certain change in control transactions, the holders of the Debentures and Warrants will be entitled to (i) receive upon conversion or exercise the same kind and amount of securities, cash or property which the holders would have received had they converted or exercised their Debentures or Warrants, as applicable, immediately prior to such transaction and (ii) have their securities assumed by the surviving entity. In addition, if such a transaction involves cash consideration, is a going private transaction, or involves securities not listed on the New York Stock Exchange or NASDAQ, the holders of the Warrants will be entitled to have their Warrants repurchased at a calculated Black-Scholes value of such Warrants at any time within 60 days after the transaction. Subject to limited exceptions, we will not permit the conversion of the Debentures or exercise of the Warrants of any Purchaser, if after such conversion or exercise such Purchaser would beneficially own more than 4.99% of our outstanding shares of common stock.

The foregoing sale of securities was made in reliance upon the exemption for registration provided by Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Item 5. Other Information.

On April 17, 2014, our stockholders approved an amendment our Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 75,000,000 to 150,000,000. The amendment became effective on April 17, 2014 upon filing with the Delaware Secretary of State.

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

Baxano Surgical, Inc.

Date: May 13, 2014	By: /s/ Ken Reali

Ken Reali
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2014	By: /s/ Timothy M. Shannon

Timothy M. Shannon
Chief Financial Officer (Principal Financial and Accounting Officer)

Baxano Surgical, Inc.

Exhibit Index

Exhibit
No.	Description

3.1+	Amended and Restated Certificate of Incorporation as amended on April 17, 2014.

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-189617) filed with the Commission on June 26, 2013).

4.2	Form of Securities Purchase Agreement, dated March 11, 2014, by and among Baxano Surgical, Inc. and the purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2014).

4.3	Form of Subordinated Convertible Debenture (included as an exhibit to Exhibit 4.2).

4.4	Form of Warrant to Purchase Common Stock (included as an exhibit to Exhibit 4.2).

4.5	Form of Registration Rights Agreement, dated March 11, 2014, by and among Baxano Surgical, Inc. and the purchasers (included as an exhibit to Exhibit 4.2).

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2+	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Schema Document.

101.CAL++	XBRL Calculation Linkbase Document.

101.DEF++	XBRL Definition Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

+	Filed herewith.

++	Furnished herewith.

