Form 10-Q
period 2014-06-30
BAXANO SURGICAL, INC.
filed 2014-08-14
CIK 1230355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding as of August 13, 2014 was 49,725,413 shares.

BAXANO SURGICAL, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Baxano Surgical, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$4,656	$3,877	$9,068	$6,977
Cost of revenue	1,417	1,295	2,680	2,327
Gross profit	3,239	2,582	6,388	4,650

Operating expenses:
Research and development	2,465	1,509	4,452	2,794
Sales and marketing	6,001	6,032	13,275	10,959
General and administrative	2,567	1,860	5,115	3,411
Merger and integration expenses	-	1,583	19	2,895
Charges related to U.S. Government settlement	-	69	-	160
Total operating expenses	11,033	11,053	22,861	20,219
Operating loss	(7,794)	(8,471)	(16,473)	(15,569)

Non-operating items:
Interest expense	(759)	(73)	(1,135)	(73)
Change in fair value of derivative and warrant liabilities	2,676	-	2,624	-
Other income, net	10	13	8	11
Net loss	$(5,867)	$(8,531)	$(14,976)	$(15,631)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	1	(2)	-
Comprehensive loss	$(5,868)	$(8,530)	$(14,978)	$(15,631)
Net loss per common share – basic and diluted	$(0.12)	$(0.26)	$(0.31)	$(0.51)

Weighted average common shares outstanding - basic and diluted	48,520	33,408	47,793	30,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxano Surgical, Inc.

Condensed Consolidated Balance Sheets

 (in thousands, except share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$2,326	$8,540
Restricted cash	569	610
Accounts receivable, net of allowances of $747 and $832, respectively	3,754	4,699
Inventory	7,181	7,037
Prepaid expenses and other assets	720	475
Total current assets	14,550	21,361
Property and equipment, net	2,574	3,047
Goodwill	8,463	8,463
Intangible assets, net	14,765	15,530
Other long-term assets	1,851	577
Total assets	$42,203	$48,978

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$2,858	$3,693
Accrued expenses related to U.S. Government settlement	2,764	2,736
Accrued expenses	3,108	3,593
Current portion of long-term debt	1,940	563
Common stock warrant liability associated with convertible notes	1,454	-
Derivative liabilities associated with convertible notes	938	-
Total current liabilities	13,062	10,585
Credit facility, net of current portion and discount	5,043	6,268
Convertible notes, net of discount	5,470	-
Common stock warrant liability associated with credit facility	226	528
Other noncurrent liabilities	751	2,150

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized, 48,659,826 shares issued and outstanding at June 30, 2014; 75,000,000 shares authorized, 46,156,921 shares issued and outstanding at December 31, 2013	5	5
Additional paid-in capital	203,442	200,260
Accumulated other comprehensive income	13	15
Accumulated deficit	(185,809)	(170,833)
Total stockholders' equity	17,651	29,447
Total liabilities and stockholders' equity	$42,203	$48,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxano Surgical, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,976)	$(15,631)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,745	817
Stock-based compensation	669	620
Provision for bad debts	19	32
Change in fair value of derivative and warrant liabilities	(2,624)	-
Amortization of debt discount and deferred financing fees	485	-
Loss on sale of fixed assets	2	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	926	451
(Increase) decrease in inventory	(144)	91
Increase in prepaid expenses	(245)	(270)
Decrease in accounts payable and accrued expenses	(1,372)	(1,146)
Decrease in accrued expenses related to U.S. Government settlement	(1,371)	(627)
Net cash used in operating activities	(16,886)	(15,663)

Cash flows from investing activities:
Purchases of property and equipment	(508)	(612)
Acquisition, net of cash received	-	(2,685)
Restricted cash classification	41	(62)
Net cash used in investing activities	(467)	(3,359)

Cash flows from financing activities:
Proceeds from convertible notes	9,994	-
Payment of convertible notes issue costs	(1,407)	-
Net proceeds from issuance of common stock	2,506	17,074
Proceeds from employee stock plans	48	10
Net cash provided by financing activities	11,141	17,084

Effect of exchange rate changes on cash and cash equivalents	(2)	(1)

Net decrease in cash and cash equivalents	(6,214)	(1,939)
Cash and cash equivalents, beginning of period	8,540	21,541
Cash and cash equivalents, end of period	$2,326	$19,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

Baxano Surgical, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Baxano Surgical, Inc. (“we” or the “Company”) is a medical device company focused on designing, developing and marketing minimally invasive products to treat degenerative conditions of the spine affecting the lumbar region. We are passionately committed to delivering innovative technologies to our surgeon customers that benefit their patients. On May 31, 2013, we, through our wholly-owned subsidiary Racer X Acquisition Corp. (“Merger Sub”), consummated our acquisition of Baxano, Inc. (“Baxano”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub merged with and into Baxano, with Baxano remaining as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the closing of the Merger on May 31, 2013, we changed our name to Baxano Surgical, Inc. in connection with the merger of this wholly-owned subsidiary with and into the Company. Our condensed consolidated statements of operations reflect the Baxano results, including the iO-Flex ® and iO-Tome ® products, from the Merger date, May 31, 2013.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014 (“2013 Form 10-K”). The Company’s historical results are not necessarily indicative of future operating results, and the results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full year or for any other period.

In our opinion, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and contain all material adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of Company’s management necessary to present fairly our financial condition, results of operations, and cash flows for the periods presented. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory valuation, valuation of stock-based compensation, accrued expenses, deferred tax asset valuation reserves, and the valuation of embedded derivatives and warrants for common stock. Actual results could differ from those estimates. The condensed consolidated balance sheet that we have presented as of December 31, 2013 has been derived from the audited consolidated financial statements on that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Our financial statements are prepared on the basis that our business will continue as a going concern in accordance with U.S. GAAP. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements, included in our 2013 Form 10-K, that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might result from the outcome of this uncertainty.

At June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $2.3 million and accounts receivable, net of $3.8 million. Our ability to fund our cash and future liquidity requirements is dependent on our ability to raise additional capital, increase revenues, maintain our relationships with certain vendors, successfully avoid an event of default under our debt agreements, maintain tight controls over spending and attain our other business objectives on a timely basis. To meet our capital needs, we are actively pursuing multiple alternatives to raise additional funds, including additional debt or equity financings and other sources of funding. If we are unable to obtain the necessary capital from cash flows from operations and the infusion of additional capital to fund our operations in the near term, we will need to implement further expense reduction measures, including workforce reductions, the consolidation of operations and/or the delay or cancellation of certain operational programs, pursue a plan to license or sell our assets, or to cease operations. Please refer to “—Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q for a discussion of our cash requirements and efforts to obtain additional capital.

Significant Accounting Policies

A detailed description of our significant accounting policies is presented in the footnotes to our annual audited consolidated financial statements included in our 2013 Form 10-K. Our significant accounting policies, estimates, and assumptions have not changed materially since December 31, 2013, except for those related to our 2014 convertible notes. Additional information regarding the convertible notes can be found in Note 5, “Credit Facility, Convertible Notes and Common Stock Warrants.”

Inventory

The following table presents the components of inventory (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$4,887	$4,607
Raw materials	1,600	1,584
Work-in-process	694	846
Total inventories, net	$7,181	$7,037

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

The following table summarizes revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$4,482	$3,687	$8,745	$6,281
Europe	151	176	244	659
Asia	23	14	79	37
	$4,656	$3,877	$9,068	$6,977

Net Loss per Common Share

We calculate basic earnings per share based upon the weighted average number of common shares outstanding. We calculate diluted earnings per share based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. Our potential dilutive common shares, which consist of shares issuable upon the exercise of stock options, restricted stock units, warrants and conversion of notes, have not been included in the computation of diluted net loss per common share for all periods as the result would be anti-dilutive. The following table sets forth the potential shares of common stock that are not included in the calculation of diluted net loss per share as the result would be anti-dilutive as of the end of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average stock options and restricted stock units outstanding	6,089,502	4,093,296	5,773,266	3,702,905
Common stock warrants related to credit facility	882,353	-	882,353	-
Common stock warrants related to convertible notes	7,252,308	-	3,646,188	-

 Recently Issued Accounting Standards

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

3.	Merger

On May 31, 2013, we, through our wholly-owned subsidiary Merger Sub, consummated our acquisition of Baxano (the “Merger”) pursuant to the Merger Agreement. Additional information regarding the Merger can be found in Note 3, “Merger and Financing Transaction,” of the footnotes to our annual audited consolidated financial statements included in our 2013 Form 10-K.

The results of operations of Baxano have been included in our condensed consolidated financial statements from the date of the acquisition. The following pro forma results of operations assume the acquisition of Baxano occurred on January 1, 2013. The pro forma results for the three and six months ended June 30, 2013 presented below reflect our historical data and the historical data of the Baxano business adjusted for amortization of intangibles, interest costs associated with Baxano preferred stock and convertible debt, and elimination of intercompany general and administrative expenses. The pro forma results of operations presented below may not be indicative of the results we would have achieved had we completed the acquisition on January 1, 2013, or that we may achieve in the future.

The following table presents the pro forma results (in thousands, except per share data):

	June 30, 2013
	Three Months Ended	Six Months Ended
Revenue	$5,650	$11,702
Operating loss	$(12,099)	$(23,514)
Net loss	$(12,230)	$(23,730)
Net loss per common share	$(0.27)	$(0.53)

4.	Goodwill and Intangible Assets

The goodwill and intangible assets amounts as of June 30, 2014 and December 31, 2013, were recorded as part of the purchase price allocation for the Merger. The carrying amount of goodwill as of December 31, 2013 was $8.5 million and unchanged during the three and six months ended June 30, 2014. Amortization expense for finite-lived intangible assets for the three and six months ended June 30, 2014 was $0.5 million and $0.8 million, respectively.

Intangible assets as of June 30, 2014 consisted of the following (in thousands):

		Amortization
		Period (Years)
Trademark	$830	Indefinite
Product trademarks	1,530	15-17
Technology	13,001	15-17
Customer relationships	475	10
	15,836
Less: accumulated amortization	(1,071)
	$14,765

Goodwill and trademarks are tested annually for impairment and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our outstanding common stock below our net equity carrying amount. All other intangible assets are assessed for reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be fully recoverable. Should our stock price continue to decline, or other impairment indicators occur, we may have to perform an impairment assessment of our intangible assets at an interim date and prior to our required assessment at year-end for goodwill and trademark.

5.	Credit Facility, Convertible Notes and Common Stock Warrants

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

The following table presents the components of the Credit Facility (in thousands):

	June 30, 2014	December 31, 2013
Advance	$7,500	$7,500
Final payment	263	263
Debt discounts, including common stock warrant	(780)	(932)
Total long-term debt	6,983	6,831
Less: Current portion of long-term debt	(1,940)	(563)
Total long-term debt, net of current portion	$5,043	$6,268

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

The estimated fair value of the debt (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and our ability to obtain debt at comparable terms to those that are currently in place. We believe the estimated fair value at June 30, 2014 and December 31, 2013 approximates the carrying amount.

In connection with the Credit Facility, we issued to Hercules a warrant to purchase shares of our common stock (the “Warrant”). The Warrant consists of two tranches, the first tranche issued at closing and the second tranche to be issued if and when Hercules makes a second advance under the Loan Agreement. The first tranche is exercisable for a number of shares of our common stock equal to $900,000 divided by the exercise price. The second tranche is exercisable for a number of shares of our common stock equal to $300,000 divided by the exercise price. We did not achieve the requirements to draw the second or third advances under the Loan Agreement and, therefore, the second tranche of the Warrant has not been issued. The exercise price is $1.02 per share initially, but is subject to downward adjustment upon our consummation of a financing at a lower effective price per share during the one-year period following the Credit Facility Closing Date. The aggregate number of shares issuable upon exercise is limited to 1,176,471. The Warrant is exercisable by Hercules in whole or in part, at any time, or from time to time, prior to the fifth anniversary of the Credit Facility Closing Date. The Warrant will be exercised automatically on a net issuance basis if not exercised prior to the expiration date.

The Warrant is considered a mark-to-market liability which is re-measured to fair value at each reporting period due to a provision whereby the exercise price of the Warrant could be decreased if we had a subsequent issue of equity instruments at a price less than $1.02 per share. We will be required to mark-to-market the fair value of the warrant liability each reporting period over the warrants term. At December 3, 2013, we recorded as a liability the initial Warrant tranche for 882,353 shares of our common stock at an estimated fair value of approximately $0.7 million with an offset to debt discount. The debt discount associated with the initial value of the Warrant is being amortized to interest expense over the term of the Credit Facility.

Convertible Notes

On March 11, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) whereby we agreed to sell approximately $10.0 million in aggregate principal amount of subordinated convertible debentures (the “Convertible Notes”), together with warrants (the “Convertible Warrants”) to purchase 9,428,000 shares of our Common Stock in a private placement transaction (the “Private Placement Transaction”). The closing of the full amount of securities in the Private Placement Transaction was subject to stockholder approval, which was attained at our 2014 annual meeting of stockholders on April 17, 2014. The Private Placement closed on April 22, 2014 (the “Private Placement Closing Date”).

Convertible notes as of June 30, 2014 consisted of the following (in thousands):

Principal	$9,994
Discounts, including common stock warrant and embedded derivative	(4,524)
Total long-term debt	5,470
Less: Current portion of convertible notes	-
Total convertible notes, net of current portion	$5,470

The three-year Convertible Notes will be convertible into shares of Common Stock at an initial conversion price of $1.06 per share, for an aggregate of approximately 9,428,000 shares of Common Stock. The Convertible Notes bear interest at a rate of 6% per annum, payable monthly in cash or, at our discretion provided certain conditions (“Equity Conditions”) are met each payment period, in shares of Common Stock at a price equal to 90% of a calculated market price per share. In connection with the purchase of the Convertible Notes, the selling stockholders received five-year Convertible Warrants to purchase an aggregate of approximately 9,428,000 shares of Common Stock, which were exercisable immediately upon issuance at an exercise price of $1.19 per share.

The Convertible Notes are subordinated to the Credit Facility and pursuant to a subordination agreement with Hercules (the “Subordination Agreement”), cash payments by us to the Purchasers under the transaction documents related to the Private Placement Transaction are subject to a $1.5 million cap for so long as the Credit Facility remains outstanding (with any amounts in excess of that cap to be held in abeyance for the Purchasers until the Credit Facility is no longer outstanding). In connection with obtaining Hercules’ consent for the Private Placement Transaction, we paid Hercules a one-time non-refundable cash facility fee in the amount of $300,000. The Convertible Notes also contain certain cross default provisions with respect to the Credit Facility. The Convertible Notes contain no financial covenants. The Convertible Notes contain customary debt instrument covenants. Upon the occurrence of an “Event of Default,” the interest rate on the Convertible Notes increases to 15% and we can be required to redeem the Convertible Notes in whole or in part in cash at 110% of the outstanding balance.

For one year after the date of issuance, the conversion price of the Convertible Notes and the exercise price of the Convertible Warrants are subject to adjustment upon the issuance of any Common Stock or securities convertible into Common Stock below the then-existing conversion or exercise price, as applicable, subject to certain exceptions. In the event of certain change in control transactions, the holders of the Convertible Notes and Convertible Warrants will be entitled to (i) receive upon conversion or exercise the same kind and amount of securities, cash or property which the holders would have received had they converted or exercised their Convertible Notes or Convertible Warrants, as applicable, immediately prior to such transaction; and (ii) have their securities assumed by the surviving entity. In addition, if such a transaction involves cash consideration, is a going private transaction, or involves securities not listed on the NYSE or NASDAQ, the holders of the Convertible Warrants will be entitled to have their Convertible Warrants repurchased at a calculated Black-Scholes value of such Convertible Warrants at any time within 60 days after the transaction. Subject to limited exceptions, the Company will not permit the conversion of the Convertible Notes or exercise of the Convertible Warrants of any Purchaser, if after such conversion or exercise such Purchaser would beneficially own more than 4.99% of the outstanding shares of Common Stock subject to adjustment of 9.99% with 60 days’ notice by the Purchasers.

We accounted for the Convertible Notes as an instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of ASC 815. We elected not to use the fair value option to account for the Convertible Notes and embedded derivatives as one hybrid instrument. We accounted for the derivative and warrants as liabilities due to certain adjustment provisions, which requires that they be recorded at fair value. The derivative and warrant liabilities are subject to revaluation at each balance sheet date and any change in fair value will be recorded as a change in fair value in non-operating items until the earlier of expiration or its exercise at which time the liabilities will be reclassified to equity. The debt discount associated with the initial value of the derivatives and warrants will be amortized to interest expense over the term of the Convertible Notes.

The estimated fair value of the Convertible Notes (categorized as a Level 2 liability for fair value measurement purposes) is determined using current market factors and our ability to obtain debt at comparable terms to those that are currently in place. We believe the estimated fair value at June 30, 2014 approximates the carrying amount. The valuation assumptions are based on a the Convertible Debenture face amount of $10.0 million, cash coupon rate of 6%, time to maturity of 2.8 years, and a yield bond rate of 30%.

Warrants and Derivative Liabilities

Our derivative liability and common stock warrant liabilities are considered Level 3 instruments under ASC 820, Fair Value Measurements. The following table sets forth a summary of the changes in the fair value of our financial instruments (in thousands):

	Derivative Liability Associated with Convertible Notes	Common Stock Warrant Liability Associated with Convertible Notes	Common Stock Warrant Liability Associated with Credit Facility
Fair value as of December 31, 2013	$—	$—	$528
Fair value of financial instruments issued	1,980	2,734	—
Change in fair value	(1,042)	(1,280)	(302)

Fair value as of June 30, 2014	$938	$1,454	$226

We valued the warrant liability associated with the Credit Facility using the Black-Scholes-Merton option pricing model. Following is a summary of the key assumptions used to calculate the fair value of the Credit Facility Warrant:

			Issuance
	June 30,	December 31,	December 3,
	2014	2013	2013
Stock Price	$0.57	$1.01	$1.18
Risk-free interest rate	1.6%	1.8%	1.4%
Expected annual dividend yield	—%	—%	—%
Expected volatility	73.9%	73.6%	74.2%
Term (years)	4.4	4.9	5.0

We used a Monte Carlo simulation analysis to value the warrant liability associated with the Convertible Notes by modeling scenarios associated with the possible “strike price” reset provision. For the embedded derivative related to the conversion feature, as there is a conversion price reset feature, we recognized that the possible values for the Convertible Notes were path-dependent, and thus also chose to use a Monte Carlo simulation analysis to value this derivative.

Following is a summary of the key assumptions used to value the warrant liability associated with the Convertible Warrants:

		Issuance
	June 30,	April 22,
	2014	2014
Stock price	$0.57	$0.97
Strike price	1.19	1.19
Risk-free interest rate	1.6%	1.4%
Expected annual dividend yield	—%	—%
Expected volatility	30.0%	30.0%
Term (years)	4.8	5.0

Following is a summary of the key assumptions used to value the embedded derivatives associated with the Convertible Notes:

	June 30,	Issuance April 22,
	2014	2014
Principal outstanding	$9,994	$9,994
Stock Price	0.57	$0.97
Risk-free interest rate	0.88%	0.93%
Expected annual dividend yield	—%	—%
Expected volatility	72.7%	71.6%
Term (years)	2.8	3.0
Conversion price	$1.06	$1.06
Bond yield	30%	30%
Coupon rate	6.0%	6.7%

6.	Commitments and Contingencies

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

Our Certificate of Incorporation, which was adopted in connection with our initial public offering, authorized up to 80,000,000 shares of capital stock, of which 75,000,000 shares were designated as common stock, $0.0001 par value per share (“Common Stock”) and 5,000,000 shares were designated as preferred stock, $0.0001 par value per share. On April 17, 2014 the Certificate of Incorporation was amended to authorize up to 155,000,000 shares of capital stock, of which 150,000,000 shares were designated Common Stock and 5,000,000 shares were designated as preferred stock. At June 30, 2014 and December 31, 2013, there were 48,659,826 and 46,156,921 shares of Common Stock issued and outstanding, respectively, and there were no shares of preferred stock issued and outstanding.

On June 3, 2014, we received a notification letter from The NASDAQ OMX Group (“NASDAQ”) indicating that the bid price of our Common Stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5450(a)(1). The notification letter has no effect on the listing of Common Stock at this time, which will continue to trade on the NASDAQ Global Market under the symbol “BAXS”. We have been provided a period of 180 calendar days, or until December 1, 2014, to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have regained compliance if at any time before December 1, 2014, the bid price of Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance within the 180-day grace period, we may be eligible for additional time if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to NASDAQ of our intent to cure the deficiency by effecting a reverse stock split, if necessary. If we are able to meet these requirements, the NASDAQ staff will inform us that we have been granted an additional 180 calendar days. If we fail to regain compliance after the second 180-day grace period, our Common Stock may be subject to delisting by NASDAQ. We intend to actively monitor the bid price for Common Stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

Stock Purchase Agreement

On December 3, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park up to $7.0 million in shares of Common Stock, subject to certain limitations. Pursuant to the Purchase Agreement, we have the right, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, at our sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 100,000 shares of Common Stock, which amount may be increased, in accordance with the Purchase Agreement. The purchase price of shares of Common Stock related to the future funding will be based upon the prevailing market prices of the Common Stock at the time of sales, and shares will be sold to Lincoln Park on any date that the closing price of the Common Stock is above the floor price as set forth in the Purchase Agreement. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if, on the date of a regular purchase, the closing sale price of the Common Stock is not below a threshold price as set forth in the Purchase Agreement.

As consideration for its commitment to purchase Common Stock pursuant to the Purchase Agreement, we issued to Lincoln Park 182,609 shares of Common Stock immediately upon entering the Purchase Agreement and will issue up to 60,870 shares pro rata as and when Lincoln Park purchases Common Stock under the Purchase Agreement. We will not receive any cash proceeds from the issuance of these commitment shares. As of June 30, 2014, 210,433 commitment shares were issued to Lincoln Park. During the three and six months ended June 30, 2014, we sold 0.7 million and 2.4 million shares, respectively, of Common Stock to Lincoln Park for an aggregate purchase price of $0.7 million and $2.5 million, respectively

Stock Purchase Agreement Modification

Effective July 11, 2014, we modified our Purchase Agreement with Lincoln Park to, among other things, (i) increase the number of shares of Common Stock that we have the right to sell to Lincoln Park from 100,000 shares to 125,000 shares as often as every business day, which amount may be further increased in accordance with the Purchase Agreement, (ii) increase the aggregate amount of Common Stock that we have the right, subject to certain limitations, to direct Lincoln Park to purchase over the 36-month term of the Purchase Agreement from $7.0 million to $8.2 million, and (iii) decrease the floor closing price that the Common Stock must trade above in order for sales to be made to Lincoln Park under the Purchase Agreement from $1.00 to $0.50 per share. Following the modification, the number of shares potentially issuable by us on a pro rata basis as and when Lincoln Park purchases Common Stock under the Purchase Agreement increased to 657,895 shares.

Warrant Agreement

In connection with the Credit Facility, we issued to Hercules the Warrant. The aggregate number of shares issuable upon exercise is limited to 1,176,471. The Warrant is exercisable until the fifth anniversary of the Credit Facility Closing Date and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date. See further details under “Common Stock Warrant Liability for Hercules” in Note 5.

8.	Stock Incentive Plans and Stock-Based Compensation

We have an employee stock purchase plan and other long-term incentive plans, which provide for the grant of awards in the form of incentive stock options, nonqualified stock options and restricted stock units (RSUs), to eligible employees, directors, and consultants. We established the Baxano Surgical, Inc. 2007 Stock Incentive Plan (as amended, the “2007 Plan”) in October 2007. Under the 2007 Plan, we may grant options to employees, directors or service providers and contractors for a maximum of 7,600,000 shares of Common Stock. Share-based compensation expense was $0.3 million for the three months ended June 30, 2014 and 2013 and $0.7 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.

Stock Option Program

The following table is a summary of stock option activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2013	3,985,590	$3.31	7.71	$11,125
Options granted	1,294,000	0.78	9.84	-
Options exercised	(2,000)	0.28	0.03	856
Options expired or canceled	(174,701)	5.32	6.24	-
Options forfeited	(694,925)	1.93	-	-
Outstanding as of June 30, 2014	4,407,964	$2.71	7.77	$3,855
Exercisable at June 30, 2014	2,199,577	$3.89	6.35	$3,855
Vested and expected to vest as of June 30, 2014	4,188,471	$2.77	7.69	$3,855

The aggregate intrinsic value in the table above represents the difference between the $0.57 closing price of Common Stock as reported by The NASDAQ Global Market on June 30, 2014 and the weighted average exercise price, multiplied by the number of options outstanding or exercisable. We do not record the aggregate intrinsic value for financial accounting purposes and the value changes based upon changes in the fair value of Common Stock.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2014:

Risk-free interest rate	1.9%
Expected term	6.0
Expected volatility	63.4%
Expected dividend yield	0%

Restricted Stock Unit Retention Program

On January 2, 2014, the Compensation Committee of our Board of Directors approved the terms of the 2014 Restricted Stock Unit Retention Program (the “RSU Program”) and the grant of restricted stock units (“RSUs”) to all our executives and management pursuant to the RSU Program and our 2007 Stock Incentive Plan, as amended. Each award amount equals a number of stock-settled RSUs reflecting one times the employee’s current salary at a target value of $3.00 per share of Common Stock. A portion of the RSU awards is subject to time-based vesting and a portion of the RSU awards is subject to performance-based vesting as outlined below:

•	75% is time-based (25% vests on first anniversary of grant date, 37.5% vests on second and third anniversaries of grant date);
•	25% is performance-based (100% vests upon the achievement of a 30% increase in Company revenue year-over-year for two successive quarters by the end of fiscal 2016).

The following table is a summary of restricted stock activity for the six months ended June 30, 2014:

Outstanding as of December 31, 2013	-
Granted	3,055,997
Forfeited	(865,778)
Outstanding as of June 30, 2014	2,190,219

9.	Income Taxes

No provisions for federal or state income taxes have been recorded as we have incurred net operating losses since inception.

10.	Other Condensed Consolidated Balance Sheet Information

Information regarding other accounts on our condensed consolidated balance sheets is as follows (in thousands):

Property and equipment, net

	June 30,	December 31,
	2014	2013
Furniture and fixtures	$494	$484
Equipment	7,127	6,459
Computer software	501	496
Leasehold improvements	1,080	1,080
Capital leases of buildings	51	51
Construction in process	32	-
	9,285	8,570
Less: accumulated depreciation and amortization	(6,711)	(5,523)
	$2,574	$3,047

Accrued expenses

	June 30,	December 31,
	2014	2013
Accrued payroll, bonuses, and employee benefits	$1,738	$2,343
Legal and professional fees	390	638
Interest payable	209	100
Royalties	206	243
Business taxes and licenses	92	122
Travel and entertainment	359	48
Other	114	99
Total accrued expenses	$3,108	$3,593

11.	Subsequent Event

In connection with the expiration of the lease on our San Jose facility in early December 2014 and after careful consideration of all of our options, we commenced a plan in July 2014 that is designed to improve our operational performance for the future. The plan calls for us to close the San Jose facility and outsource the manufacturing of the iO-Flex, iO-Tome sterile assemblies and AxiaLIF Blade Subassembly conducted at the facility. We expect the product transfer to be completed in the fourth quarter of 2014. There were no costs associated with this plan that were required to be recognized in the consolidated condensed financial statement for the period ended June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to our condensed consolidated financial statements included in this report. In addition to historical financial information, this report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. These risks include, without limitation, the pace of adoption of the Company’s product technology by spine surgeons, limited clinical data about the efficacy of these products, the outcome of coverage and reimbursement decisions by the government and third party payors, the success of continuing product development efforts, the effect on the business of existing and new regulatory requirements, cost pressures in the healthcare industry, competitive pressures from substitute products and larger companies, the historical lack of profitability, the dependence on key employees, regulatory approval and market acceptance for new products, compliance with complex and evolving healthcare laws and regulations, the Company’s ability to raise additional capital, the ability to comply with the settlement agreement and Corporate Integrity Agreement (“CIA”), with certain entities of the U.S. government, the reliance on a limited number of suppliers to provide the Company’s products and their components, changes in economic conditions, the risks inherent in operating in foreign jurisdictions, the ability to effectively manage a sales force to meet the Company’s objectives, the ability to conduct successful clinical studies, the impact of our indebtedness on our financial health, the Company's ability to comply with the terms and covenants pursuant to the Private Placement Transaction and our credit facility and other economic and competitive factors, as well as the risks described in Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, any subsequent Quarterly Reports on Form 10-Q and other reports we file with the Securities and Exchange Commission (“SEC”). Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Condensed Financial Statements” and “Notes to Condensed Consolidated Financial Statements” in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 10, 2014 (“2013 Form 10-K”), any subsequent Quarterly Reports on Form 10-Q and other and in other filings we make with the SEC. You are cautioned not to place undue reliance on these forward looking statements, which are based on the Company's expectations as of the date of this report and speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of The NASDAQ Stock Market LLC. References in this report to “Baxano Surgical”, “we”, “our”, “us”, or the “Company” refer to Baxano Surgical, Inc.

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

Since inception, we have been unprofitable. As of June 30, 2014, we had an accumulated deficit of $185.9 million. For the three months ended June 30, 2014, our revenues were $4.7 million and our net loss was $5.9 million. For the six months ended June 30, 2014, our revenues were $9.1 million and our net loss was $15.0 million. We expect to continue to invest in sales and marketing infrastructure for our products in order to gain wider acceptance for them. We also expect to continue to invest in research and development and related clinical trials, and increase general and administrative expenses as we grow. As a result, we will need to generate significant revenue in order to achieve profitability.

At June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $2.3 million and accounts receivable, net of $3.8 million. Our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements, included in our 2013 Form 10-K, that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our ability to fund our cash and future liquidity requirements will be dependent on our ability to raise additional capital, increase revenues, maintain our relationships with certain vendors, successfully avoid an event of default under our debt agreements, maintain tight controls over spending and attain our other business objectives on a timely basis. To meet our capital needs, we are actively pursuing multiple alternatives to raise additional funds, including additional debt or equity financings and other sources of funding. If we are unable to obtain the necessary capital from cash flows from operations and the infusion of additional capital to fund our operations in the near term, we will need to implement further expense reduction measures, including workforce reductions, the consolidation of operations and/or the delay or cancellation of certain operational programs, pursue a plan to license or sell our assets, or to cease operations. Please refer to “—Liquidity and Capital Resources” below for a discussion of our cash requirements and efforts to obtain additional capital.

2014 Updates

Avance ™ MIS Pedicle Screw System

On April 10, 2014, we announced that we had received U.S. Food and Drug Administration 510(k) clearance (k133743) of our Avance™ MIS Pedicle Screw System, which may be used as an adjunct to fusion in numerous degenerative and complex spinal pathologies. The design of Avance provides a quick and easy-to-use, percutaneous pedicle screw system that addresses single, complex and multi-level spinal pathologies with minimal tissue disruption and trauma. The Avance system will be in limited market release in the second and third quarter of 2014 and is planned for full launch in the fourth quarter of 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The principal estimates relate to accounts receivable reserves, inventory valuation, valuation of stock-based compensation, accrued expenses, deferred tax asset valuation reserves, and the valuation of embedded derivatives and warrants for common stock. We base our estimates on historical experience and various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

Goodwill and other intangible assets are tested annually for impairment and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our outstanding common stock below our net equity carrying amount. Should our stock price continue to decline whereby the fair value of our common stock is below our book value of equity, we may have to consider an impairment charge related to the carrying value of goodwill and other intangible assets during a future quarter.

Results of Operations

Primary Revenue and Expense Components

 The following is a description of the primary components of our revenue and expenses:

•	Revenue. Our revenue reflects product revenue primarily consisting of our AxiaLIF and VEO fusion systems as well as our iO-Flex and iO-Tome instruments utilized in lumbar spinal surgeries. The product revenue may also include revenue for other disposable surgical products also used in those surgeries including bone void filler and bone graft harvester.

•	Cost of Revenue. Cost of revenue consists primarily of material, direct labor and overhead costs related to our products, including reusable kit depreciation, product royalties and medical device taxes. Overhead costs primarily include facilities-related costs, such as rent and utilities, and indirect labor costs.

•	Research and Development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions and the costs of clinical studies, product development projects and technology licensing costs. Research and development expenses are expensed as incurred.

•	Sales and Marketing. Sales and marketing expenses consist primarily of personnel costs, sales commissions paid to our direct sales representatives, independent sales agents and independent distributors and costs associated with physician training programs, promotional activities and participation in medical and trade conferences.

•	General and Administrative. General and administrative expenses consist of personnel costs related to the executive, finance and human resource functions, as well as professional service fees, legal fees, accounting fees, insurance costs, bad debt expense and general corporate expenses.

•	Charges Related to U.S. Government Settlement. Charges related to U.S. Government settlement consist of legal fees related to the subpoena issued by the Office of Inspector General in October 2011 and the June 2013 settlement with the U.S. Department of Justice.

•	Merger and Integration Expenses. Merger expenses consist primarily of legal, accounting, consulting and other professional fees related to the Merger. Integration expenses consist of costs incurred in planning for and integrating our operations.

•	Non-Operating Items. Non-operating items is primarily composed of interest expense on the long-term debt, convertible debentures and U.S. Government settlement, interest earned on our cash and cash equivalents, gain or loss on disposal of fixed assets and the change in the estimated fair value of derivative and common stock liabilities.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table contains information regarding our results of operations for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 (Baxano Inc. results are included from the Merger date, May 31, 2013) (in thousands).

	June 30,		Change
	2014	2013	$	%

Revenue	$4,656	$3,877	$779	20.1%
Cost of revenue	1,417	1,295	122	9.4%
Gross profit	3,239	2,582	657	25.4%
Operating expenses:
Research and development	2,465	1,509	956	63.4%
Sales and marketing	6,001	6,032	(31)	(0.5)%
General and administrative	2,567	1,860	707	38.0%
Merger and integration expenses	-	1,583	(1,583)	(100.0)%
U.S. Government settlement	-	69	(69)	(100.0)%
Total operating expenses	11,033	11,053	(20)	(0.2)%
Operating loss	(7,794)	(8,471)	677	(8.0)%
Non-operating items:
Interest expense	(759)	(73)	(686)	939.7%
Change in fair value of derivative and warrants	2,676	-	2,676	0.0%
Other income, net	10	13	(3)	(23.1)%
Net loss	$(5,867)	$(8,531)	$2,664	(31.2)%

The following table contains information regarding our revenue (iO-Flex revenue is included from the Merger date, May 31, 2013) (in thousands):

	June 30,		Change
	2014	2013	$	%

Domestic revenue:
AxiaLIF	$1,270	$2,017	$(747)	(37.0)%
VEO	513	682	(169)	(24.8)%
iO-Flex	2,491	810	1,681	207.5%
iO-Tome	127	12	115	958.3%
Other	81	166	(85)	(51.2)%
Total	4,482	3,687	795	21.6%
International revenue	174	190	(16)	(8.4)%
Total revenue	$4,656	$3,877	$779	20.1%

Revenue. The $0.8 million increase in revenue from 2013 to 2014 was due to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, offset by lower revenues primarily from our AxiaLIF product. In March 2012, the Current Procedural Terminology (“CPT”) Editorial Panel (the “Panel”), voted to approve an application for a new Category I CPT code, 22586. This CPT code, which applies to our AxiaLIF 1-Level devices (Legacy and Plus), is a bundled lumbar arthrodesis procedure that includes bone graft and posterior instrumentation. The Medicare final rule was released in November 2012, which stated a value for the Category I CPT code 22586 and became effective January 1, 2013. Starting January 1, 2013, surgeons tried the Category I CPT code for AxiaLIF Plus 1-Level with private payors; however, coverage with certain private payors was denied sometimes after the case. The AxiaLIF Plus 1-Level reimbursement challenges and lower than expected utilization of our AxiaLIF Plus 2-Level are the primary factors in the $0.7 million decrease in AxiaLIF sales. The decrease in VEO revenue of $0.2 million from 2013 to 2014 was primarily due to change in the size of the salesforce as we implemented the hybrid sales model during the second quarter of 2014 and have decreased the direct sales force and are in the process of identifying distributors who will carry our full line of products. The decrease in Other product revenue of $0.1 million from 2013 to 2014 was primarily due to decreased fusion volume. Many of the products in the Other category are add on products to fusion cases and their usage directly correlates with the amount of fusion cases performed done. The decrease in international revenue primarily stems from a drop of stocking orders.

Cost of Revenue and Gross Profit. Cost of revenue increased to $1.4 million in 2014 from $1.3 million in 2013. Gross margins increased to 69.6% in 2014 from 66.6% in 2013. The increase in gross margin from 2013 to 2014 was primarily due to operational efficiencies.

Research and Development. The $1.0 million increase in research and development expenses from 2013 to 2014 was primarily due to an increase of $0.3 million in personnel-related costs as we increased head count in support of a larger product portfolio and $0.7 million increase in prototypes for the second and third quarter limited market release of Avance.

Sales and Marketing. Sales and marketing expenses from 2013 to 2014 in total remained consistent. From 2013 to 2014 there was an increase of $0.2 million in personnel-related costs as we integrated our sales force and expanded our sales territory, an increase of $0.2 million in distributor commissions, stemming from an expanded distributor network and an increase of $0.1 million in travel and meeting expenses. These increases were primarily offset by a decrease of $0.3 million in outside services and a decrease of approximately $0.2 million in training materials, which were rebranded as a result of the 2013 Merger.

General and Administrative. The increase in general and administrative expenses of $0.7 million from 2013 to 2014 was primarily due to a $0.2 million increase in legal, audit and other professional services and an increase of $0.4 million in amortization expenses of the intangible assets acquired in the Merger.

Merger and Integration Expenses. The $1.6 million incurred during 2013 related to the Merger with Baxano.

U.S. Government Settlement Charges. The $0.1 million incurred during 2013 related to legal fees for the U.S. Department of Justice investigation.

Non-Operating Items. Non-operating items expense decreased from 2013 to 2014 driven by a $2.7 million fair value adjustment gain related to derivative and common stock warrant liabilities, offset by a $0.7 million increase in interest expense for the U.S. Government settlement, the Credit Facility and convertible notes, which includes amortization of debt issuance costs and discounts.

Six Months Ended June 30, 2014 Compared to six Months Ended June 30, 2013

The following table contains information regarding our results of operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (Baxano Inc. results are included from the Merger date, May 31, 2013) (in thousands).

	June 30,		Change
	2014	2013	$	%

Revenue	$9,068	$6,977	$2,091	30.0%
Cost of revenue	2,680	2,327	353	15.2%
Gross profit	6,388	4,650	1,738	37.4%
Operating expenses:
Research and development	4,452	2,794	1,658	59.3%
Sales and marketing	13,275	10,959	2,316	21.1%
General and administrative	5,115	3,411	1,704	50.0%
Merger and integration expenses	19	2,895	(2,876)	(99.3)%
U.S. Government settlement	-	160	(160)	(100.0)%
Total operating expenses	22,861	20,219	2,642	13.1%
Operating loss	(16,473)	(15,569)	(904)	5.8%
Non-operating items:
Interest expense	(1,135)	(73)	(1,062)	1,454.8%
Change in fair value of derivative and warrants	2,624	-	2,624	100.0%
Other income, net	8	11	(3)	(27.3)%
Net loss	$(14,976)	$(15,631)	$655	(4.2)%

The following table contains information regarding our revenue (iO-Flex revenue is included from the Merger date, May 31, 2013) (in thousands):

	June 30,		Change
	2014	2013	$	%

Domestic revenue:
AxiaLIF	$2,419	$3,886	$(1,467)	(37.8)%
VEO	1,074	1,272	(198)	(15.6.)%
iO-Flex	4,838	810	4,028	497.3%
iO-Tome	258	12	246	2050.0%
Other	156	301	(145)	(48.2)%
Total	8,745	6,281	2,464	39.2%
International revenue	323	696	(373)	(53.6)%
Total revenue	$9,068	$6,977	$2,091	30.0%

Revenue. The $2.1 million increase in revenue from 2013 to 2014 was due to the addition of the iO-Flex family of products to our portfolio as of May 31, 2013, offset by lower revenues primarily from our AxiaLIF product. The AxiaLIF Plus 1-Level reimbursement challenges discussed above and lower utilization of our AxiaLIF Plus 2-Level are the primary factors in the $1.5 million decrease in AxiaLIF sales. The decrease in VEO revenue of $0.2 million from 2013 to 2014 was primarily due to change in the size of the salesforce in 2014 as we implemented the hybrid sales model by decreasing the direct sales force and are in the process of identifying distributors who will carry our full line of products. The decrease in Other product revenue of $0.1 million from 2013 to 2014 was primarily due to decreased fusion volume. The decrease in international revenue primarily stems from fewer stocking orders in 2014.

Cost of Revenue and Gross Profit. Cost of revenue increased to $2.7 million in 2014 from $2.3 million in 2013. Gross margins increased to 70.4% in 2014 from 66.6% in 2013. The increase in gross margin from 2013 to 2014 was primarily due to operational efficiencies.

Research and Development. The $1.7 million increase in research and development expenses from 2013 to 2014 was primarily due to an increase of $0.7 million in personnel-related costs as we increased head count in support of a larger product portfolio, $0.2 million increase in compliance expenses to support the implementation and monitoring of the Corporate Integrity Agreement with the Office of Inspector General and $0.8 million increase in prototypes for the second and third quarter limited market release of Avance.

Sales and Marketing. The $2.3 million increase in sales and marketing expenses from 2013 to 2014 was primarily due to an increase of $1.8 million in personnel-related costs as we integrated our sales force and expanded our sales territory, an increase of $0.7 million in distributor commissions, stemming from an expanded distributor network, and an increase of $0.3 million in travel and meeting expenses primarily offset by a decrease of $0.5 million in outside services.

General and Administrative. The increase in general and administrative expenses of $1.7 million from 2013 to 2014 was primarily due to a $0.4 million increase in legal, audit and other professional services; $0.1 million increase in depreciation expense and an increase of $0.7 million in amortization expenses of the intangible assets acquired in the Merger.

Merger and Integration Expenses. There was a decrease in merger and integration expenses from 2013 to 2014 of $2.9 million related to the Merger with Baxano.

U.S. Government Settlement Charges. The $0.2 million incurred during 2013 related to legal fees for the U.S. Department of Justice investigation.

Non-Operating Items. Non-operating items expense decreased from 2013 to 2014 driven by a $2.6 million fair value adjustment gain related to derivative and common stock warrant liabilities, offset by a $1.1 million increase in interest expense for the U.S. Government settlement, the Credit Facility and convertible notes, which includes amortization of debt issuance costs and discounts.

Liquidity and Capital Resources

Cash Flows Analysis

Net Cash Used in Operating Activities. Net cash used in operating activities was $16.9 million and $15.7 million for the six months ended June 30, 2014 and 2013, respectively. For both periods the amounts are attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock-based compensation, debt discount amortization and revaluation of derivative and common stock warrant liabilities, plus the net change in operating assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities was $0.5 million and $3.4 million for the six months ended June 30, 2014 and 2013, respectively. The 2014 amount reflects purchases of property and equipment, primarily for reusable instrument kits. The 2013 amount reflected the net cash paid, net of cash acquired, of $2.7 million for the Merger and purchases of property and equipment of $0.6 million, primarily for reusable instrument kits used in the field and up-fitting our new headquarters in Raleigh, North Carolina.

Net Cash Provided by Financing Activities. Net cash provided by financing activities in the six months ended June 30, 2014 was $11.1 million, which represented approximately $10.0 million in principal for the sale of convertible debentures, offset by related fees of $1.4 million. During the six months ended June 30, 2014 we sold 2.4 million shares of Common Stock for proceeds of approximately $2.5 million under the Purchase Agreement with Lincoln Park. Net cash provided by financing activities in the six months ended June 30, 2013 was $17.1 million, which represented the net proceeds from the sale of common stock for the Merger, purchases of common stock under our employee stock purchase plan and from the issuance of shares of common stock upon the exercise of stock options.

Access to Capital and Cash Requirements

In May 2011, we filed a “universal shelf” Registration Statement on Form S-3 (File No. 333-174255), or the Shelf Registration Statement, with the SEC, which became effective on August 1, 2011 and which we used for our September 2011 stock offering and 2013 and 2014 equity financing with Lincoln Park Pursuant to Rule 415(a)(5) under the Securities Act, the Shelf Registration Statement was scheduled to expire on August 1, 2014. On July 31, 2014, we filed a Registration Statement on Form S-3 with the SEC in accordance with Rule 415(a)(6) under the Securities Act solely for the purpose of continuing to provide us with the ability to sell from time to time the remaining initial offering price of unsold securities registered under the Shelf Registration Statement. The timing and terms of any additional financing transactions pursuant to the Shelf Registration Statement, or otherwise, have not yet been determined. Any additional financing may not be available in amounts or on terms acceptable to us, if at all.

On April 17, 2014, our stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 150,000,000. The amendment became effective on April 17, 2014 upon filing with the Delaware Secretary of State.

On June 3, 2014, we received a notification letter from The NASDAQ OMX Group (“NASDAQ”) indicating that the bid price of our Common Stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5450(a)(1). The notification letter has no effect on the listing of Common Stock at this time, which will continue to trade on the NASDAQ Global Market under the symbol “BAXS”. We have been provided a period of 180 calendar days, or until December 1, 2014, to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have regained compliance if at any time before December 1, 2014, the bid price of Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance within the 180-day grace period, we may be eligible for additional time if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to NASDAQ of our intent to cure the deficiency by effecting a reverse stock split, if necessary. If we are able to meet these requirements, the NASDAQ staff will inform us that we have been granted an additional 180 calendar days. If we fail to regain compliance after the second 180-day grace period, our Common Stock may be subject to delisting by NASDAQ. We intend to actively monitor the bid price for Common Stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

At June 30, 2014, our principal sources of liquidity consisted of cash and cash equivalents of $2.3 million and accounts receivable, net of $3.8 million. As of June 30, 2014, our liabilities included the Credit Facility advance of $7.5 million and a payable of $3.5 million related to our settlement agreement with the U.S. Government, payable over five remaining quarters. On July 1, 2014, we agreed with the U.S. Government to defer the scheduled payment of $0.7 million and are working with them to establish revised quarterly payments to conclude over the original term ending July 1, 2015.

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

As of June 30, 2014, pursuant to the Purchase Agreement with Lincoln Park we had sold 3.1 million shares of Common Stock to Lincoln Park for approximately $3.2 million, leaving approximately $3.8 million for future issuance of stock. Effective July 11, 2014, we modified the Purchase Agreement with Lincoln Park to, among other things, (i) increase the number of shares of Common Stock that we have the right to sell to Lincoln Park from 100,000 shares to 125,000 shares as often as every business day, which amount may be further increased in accordance with the Purchase Agreement, (ii) increase the aggregate amount of Common Stock that we have the right, subject to certain limitations, to direct Lincoln Park to purchase over the 36-month term of the Purchase Agreement from $7.0 million to $8.2 million, and (iii) decrease the floor closing price that the Common Stock must trade above in order for sales to be made to Lincoln Park under the Purchase Agreement from $1.00 to $0.50 per share. As of August 1, 2014, we had sold 3.9 million shares of Common Stock to Lincoln Park for approximately $3.6 million, leaving approximately $4.6 million for future issuance of stock. Additional information regarding the Purchase Agreement can be found in Note 7, “Stockholders’ Equity,” included in the unaudited interim condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.

On March 11, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) whereby we agreed to sell approximately $10.0 million in aggregate principal amount of subordinated convertible debentures (the “Convertible Notes”), together with warrants (the “Warrants”) to purchase 9,428,000 shares of Common Stock in a private placement transaction (the “Private Placement Transaction”). The closing of the full amount of securities in the Private Placement Transaction was subject to stockholder approval, which was attained at our 2014 annual meeting of stockholders on April 17, 2014. The Private Placement closed on April 22, 2014 (the “Private Placement Closing Date”). Additional information regarding the Private Placement Transaction, the Convertible Notes and the Warrants can be found in Note 5, “Credit Facility, Convertible Notes and Common Stock Warrants,” included in the unaudited interim condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.

In connection with the expiration of the lease on our San Jose facility in early December 2014 and after careful consideration of all of our options, we commenced a plan in July 2014 that is designed to improve our operational performance for the future. The plan calls for us to close the San Jose facility and outsource the manufacturing of the iO-Flex, iO-Tome sterile assemblies and AxiaLIF Blade Subassembly conducted at the facility. We expect the product transfer to be completed in the fourth quarter of 2014. We expect to incur certain costs related to transfer of assets and severance costs which will primarily be recognized during the third and fourth quarters of 2014.

Our audited financial statements for the fiscal year ended December 31, 2013, included in our 2013 Form 10-K, and our unaudited condensed financial statements were prepared on the basis that our business would continue as a going concern in accordance with U.S. GAAP. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in its audit report on our fiscal 2013 financial statements that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

With the cash infusions generated from sales of our common stock pursuant to the Purchase Agreement with Lincoln Park as discussed above, we believe that our current cash and cash equivalents, together with cash received from sales of our products, will be sufficient to meet our cash needs through the third quarter of 2014. Our ability to sell common stock under the Lincoln Park Purchase Agreement is contingent upon our shares trading at a price per share above the $0.50 floor price of the Lincoln Park Purchase Agreement and, as a result, there can be no guarantee that we will be able to make additional sales under that Purchase Agreement in the future. On August 13, 2014, the closing price of our common stock on the NASDAQ Global Market was approximately $0.40 per share. If the price of our common stock continues to trade below $0.50 per share and we are unable to generate cash from additional sales of common stock under the Lincoln Park Purchase Agreement, we believe we will have sufficient cash to fund our operations until mid-September 2014. Our ability to fund our cash and future liquidity requirements will be dependent on our ability to raise additional capital, increase revenues, maintain our relationships with certain vendors, successfully avoid an event of default under our debt agreements, maintain tight controls over spending and attain our other business objectives on a timely basis.

To meet our capital needs, we are actively pursuing multiple alternatives to raise additional funds, including additional debt or equity financings and other sources of funding. We have received a proposal setting forth the primary terms of a senior secured term loan facility for up to $15.0 million. The proposal does not represent a binding commitment on the part of the lender, and any closing of the term loan facility will be subject to the terms and conditions delineated in the proposal, including completion of due diligence and preparation and negotiation of final documentation. Such due diligence review has not been completed and we can give no assurance that any term loan facility will close. There can be no assurance that we will be able to complete any such transaction on acceptable terms, in a timely manner or otherwise. If we are unable to obtain the necessary capital from cash flows from operations and the infusion of additional capital to fund our operations in the near term, we will need to implement further expense reduction measures, including workforce reductions, the consolidation of operations and/or the delay or cancellation of certain operational programs, pursue a plan to license or sell our assets, or to cease operations.

Recent Developments

Additional information regarding subsequent events can be found in Note 11, “Subsequent Events,” included in the unaudited interim condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements that are material or reasonably likely to be material to our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. In addition to the other information included in this Quarterly report on Form 10-Q, you are urged to carefully consider the risks described in Item 1A under the caption “Risk Factors” in our most recent Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for a discussion of the various risks that may materially affect our business. There have been no material changes to the risks set forth in Item 1A of our 2013 Form 10-K, except as set forth in our Form 10-Q for the quarter ended March 31, 2014 and as set forth below. The risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, operating results and financial condition and could result in a complete loss of your investment.

RISKS RELATED TO LIQUIDITY AND CAPITAL RESOURCES

Although our financial statements have been prepared on a going concern basis, we must raise additional capital in near term to fund our operations in order to continue as a going concern.

Our independent registered public accounting firm for the fiscal year ended December 31, 2013, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2013, indicating that our recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. Our existing liquidity is not sufficient to fund operations, anticipated capital expenditures, working capital and other financing requirements. We must obtain additional financing in the form of debt or equity in order to continue operations.

With the cash infusions generated from sales of our common stock pursuant to the Purchase Agreement with Lincoln Park as discussed above, we believe that our current cash and cash equivalents, together with cash received from sales of our products, will be sufficient only to meet our cash needs through the third quarter of 2014. Further, our ability to sell common stock under the Lincoln Park Purchase Agreement is contingent upon our shares trading at a price per share above the $0.50 floor price of the Lincoln Park Purchase Agreement and, as a result, there can be no guarantee that we will be able to make additional sales under that Purchase Agreement in the future. On August 13, 2014, the closing price of our common stock on the NASDAQ Global Market was approximately $0.40 per share. If the price of our common stock continues to trade below $0.50 per share and we are unable to generate cash from additional sales of common stock under the Lincoln Park Purchase Agreement, we will have sufficient cash to fund our operations only until mid-September 2014. Our ability to fund our cash and future liquidity requirements will be dependent on our ability to raise additional capital, increase revenues, maintain our relationships with certain vendors, successfully avoid an event of default under our debt agreements, maintain tight controls over spending and attain our other business objectives on a timely basis. To meet our capital needs, we are actively pursuing multiple alternatives to raise additional funds, including additional debt or equity financings and other sources of funding. There can be no assurance that we will be able to complete any such transaction on acceptable terms, in a timely manner or otherwise. If we are unable to obtain the necessary capital from cash flows from operations and the infusion of additional capital to fund our operations in the near term, we will need to implement further expense reduction measures, including workforce reductions, the consolidation of operations and/or the delay or cancellation of certain operational programs, pursue a plan to license or sell our assets, or to cease operations.

The change in value of our derivative liabilities could have a material effect on our financial results.

Included on our balance sheet at June 30, 2014 are common stock warrants and derivative liabilities. At each reporting period, we are required to determine the fair value of such common stock warrants and derivatives and record the fair value adjustments as non-cash unrealized gains or losses. The share price of our common stock represents the primary underlying variable that impacts the value of the common stock warrants and derivative instruments. Due to the volatile nature of our share price, we expect that we will recognize non-cash gains or losses on our common stock warrants and derivative instruments each reporting period and that the amount of such gains or losses could be material.

Risks Relating to the Private Placement Transaction

Our stockholders are subject to significant dilution pursuant to the anti-dilution provisions of our convertible notes and certain of outstanding warrants, which could result in a decrease in our stock price.

The issuance of the shares reserved for future issuance upon the exercise of our outstanding warrants and conversion of our convertible notes, as well as future sales of substantial amounts of such shares to the public, would have a significantly dilutive effect on our existing stockholders and could result in a decrease in our stock price. As of July 30, 2014, we had approximately 21,520,982 shares of our common stock reserved or designated for future issuance upon the exercise of outstanding warrants and conversion of outstanding convertible debt. Included in the shares of common stock designated for future issuance are 882,353 shares that are subject to warrant contracts issued in December 2013 related to our Credit Facility that are currently exercisable at $1.02 per share. The Convertible Notes issued in April 2014, will be convertible into shares of our Common Stock at an initial conversion price of $1.06 per share, for an aggregate of approximately 9,428,000 shares of our Common Stock. In connection with the purchase of the Convertible Notes, we also issued five-year Convertible Warrants to purchase an aggregate of approximately 9,428,000 shares of Common Stock, which were exercisable immediately upon issuance at an exercise price of $1.19 per share. Subject to certain conditions, we may also issue shares of common stock at a price equal to 90% of a calculated market price per share in lieu of cash interest payments on the Convertible Notes.

For one year after the date of issuance of these warrants and convertible notes, if we sell or issue (or are deemed to sell or issue) shares of our common stock or rights, warrants, options or other convertible securities for shares of our common stock at a price below the then current exercise price or conversion price per share for such securities, the applicable exercise and conversion prices of these securities is reset to the lowest price per share of the newly-issued securities. Any such adjustments to the exercise price of the warrants and convertible notes will have a dilutive effect on our existing stockholders and could result in a decrease in our stock price. Further, if the price of the convertible notes is adjusted, this would lead to the issuance of additional shares of our common stock upon conversion. If and when issued, these shares of common stock would further substantially dilute the ownership percentage and voting power of our current stockholders.

In addition, we filed a registration statement with the SEC to register the resale of all of the shares of common stock issuable upon conversion of the convertible notes and a portion of the shares of common stock issuable upon exercise of the Convertible Warrants The registration statement facilitates the resale of such shares of common stock into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have the effect of depressing the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate or for us to sell equity securities in the future at a time and price that we might otherwise wish to effect sales.

Risks Related to Our Business and Operations

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

On June 3, 2014, we received a notification letter from the NASDAQ indicating that the bid price of our Common Stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5450(a)(1). The notification letter has no effect on the listing of Common Stock at this time, which will continue to trade on the NASDAQ Global Market under the symbol “BAXS”. We have been provided a period of 180 calendar days, or until December 1, 2014, to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have regained compliance if at any time before December 1, 2014, the bid price of Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. In the event we do not regain compliance within the 180-day grace period, we may be eligible for additional time if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to NASDAQ of our intent to cure the deficiency by effecting a reverse stock split, if necessary. If we are able to meet these requirements, the NASDAQ staff will inform us that we have been granted an additional 180 calendar days. If we fail to regain compliance after the second 180-day grace period, our Common Stock may be subject to delisting by NASDAQ. We intend to actively monitor the bid price for Common Stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirement.

On August 13, 2014, the closing price of our common stock on the NASDAQ Global Market was approximately $0.40 per share, which remains below the minimum $1.00 per share required for continued listing. If we fail to continue to meet all applicable continued listing requirements for The NASDAQ Global Market in the future and NASDAQ determines to delist our Common Stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.

As of June 30, 2014, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, goodwill and intangible assets must generally be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. We performed our annual impairment analysis during the fourth quarter of 2013 and determined that goodwill and intangible assets were not impaired. If our intangible assets are determined to be impaired in the future, we may be required to record significant, non-cash charges to earnings and a corresponding reduction in our net asset value in the period in which the impairment is determined. The assessment of whether goodwill is impaired is sensitive to our stock price. Should our stock price continue to decline whereby the fair value of our common stock is below our book value of equity, we may have to consider an impairment charge related to the carrying value of goodwill and other intangible assets during a future quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2014, we entered into the Securities Purchase Agreement, providing for the issuance, in a private placement, of $9,993,680 in aggregate principal amount of the Convertible Notes, together with the Warrants, to the Purchasers. The closing of the full amount of securities in the Private Placement Transaction was subject to stockholder approval of the Private Placement Transaction, which was attained at our 2014 annual meeting of stockholders on April 17, 2014. The Private Placement Transaction closed on April 22, 2014.

The three-year Convertible Notes are convertible into shares of our common stock at an initial conversion price of $1.06 per share, for an aggregate of approximately 9,428,000 shares of our common stock. The Convertible Notes bear interest at a rate of 6% per annum, payable monthly in cash or, at our discretion provided certain conditions are met each payment period, in shares of our common stock at a price equal to 90% of a calculated market price per share. In connection with the purchase of the Convertible Notes, the Purchasers received five-year Warrants to purchase an aggregate of approximately 9,428,000 shares of our common stock, which were exercisable immediately upon issuance at an exercise price of $1.19 per share. We could receive up to a maximum of $11,219,320 in proceeds from the cash exercise of all Warrants held by the Purchasers. As of the date hereof, none of the Warrants have been exercised. We cannot precisely estimate the allocation of the net proceeds from any exercise of the Warrants for cash. Accordingly, in the event the Warrants are exercised for cash, our management will have broad discretion in the application of the net proceeds of such exercises.

For one year after the date of issuance, the conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment upon the issuance of any common stock or securities convertible into shares of our common stock below the then-existing conversion or exercise price, as applicable, subject to certain exceptions. In the event of certain change in control transactions, the holders of the Convertible Notes and Warrants will be entitled to (i) receive upon conversion or exercise the same kind and amount of securities, cash or property which the holders would have received had they converted or exercised their Convertible Notes or Warrants, as applicable, immediately prior to such transaction and (ii) have their securities assumed by the surviving entity. In addition, if such a transaction involves cash consideration, is a going private transaction, or involves securities not listed on the New York Stock Exchange or NASDAQ, the holders of the Warrants will be entitled to have their Warrants repurchased at a calculated Black-Scholes value of such Warrants at any time within 60 days after the transaction. Subject to limited exceptions, we will not permit the conversion of the Convertible Notes or exercise of the Warrants of any Purchaser, if after such conversion or exercise such Purchaser would beneficially own more than 4.99% of our outstanding shares of common stock.

The foregoing sale of securities was made in reliance upon the exemption for registration provided by Section 4(a)(2) of the Securities Act (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Item 5. Other Information.

Not applicable.

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

Baxano Surgical, Inc.

Date: August 14, 2014	By: /s/ Ken Reali

Ken Reali
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By: /s/ Timothy M. Shannon

Timothy M. Shannon
Chief Financial Officer
(Principal Financial and Accounting Officer)

Baxano Surgical, Inc.

Exhibit Index

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation as amended on April 17, 2014 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-189617) filed with the Commission on June 26, 2013).

4.2	Form of Securities Purchase Agreement, dated March 11, 2014, by and among Baxano Surgical, Inc. and the purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on March 14, 2014).

4.3	Form of Subordinated Convertible Debenture (included as an exhibit to Exhibit 4.2).

4.4	Form of Warrant to Purchase Common Stock (included as an exhibit to Exhibit 4.2).

4.5	Form of Registration Rights Agreement, dated March 11, 2014, by and among Baxano Surgical, Inc. and the purchasers (included as an exhibit to Exhibit 4.2).

10.1	Modification Agreement, dated July 11, 2014, by and between Baxano Surgical, Inc. and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on July 14, 2014).

31.1+	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1 ++	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 ++	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS ++	XBRL Instance Document.

101.SCH ++	XBRL Schema Document.

101.CAL ++	XBRL Calculation Linkbase Document.

101.DEF ++	XBRL Definition Linkbase Document.

101.LAB ++	XBRL Label Linkbase Document.

101.PRE ++	XBRL Presentation Linkbase Document.

+	Filed herewith.

++	Furnished herewith.

